Form 10-K
period 1993-12-31
UNITED TELEVISION INC
filed 1994-03-30
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                           _______________________

                                  FORM 10-K

(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1993

                                    OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from __________ to _____________


                       Commission file number 0-9786

                           UNITED TELEVISION, INC.
                 (Exact name of registrant as specified in its charter)

         Delaware                                      41-0778377
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

8501 Wilshire Boulevard, Suite 340                      90211
      Beverly Hills, California                       (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, inccluding area code:  (310) 854-0426


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.10 par value
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1994, was approximately $183,898,000.

As of February 28, 1994, there were 10,152,328 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE


The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                    Document                       Part

Those portions of the registrant's annual
report to stockholders for the fiscal year
ended December 31, 1993 (the "Annual
Report") that are specifically identified
herein as incorporated by reference into this
Form 10-K.                                          II


Those portions of the registrant's proxy
statement for the registrant's 1994 Annual
Meeting (the "Proxy Statement") that are
specifically identified herein as incorporated
by reference into this Form 10-K.                  III

                                   PART I


ITEM 1.  BUSINESS.

                                   General

       United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (54.3% at February 28, 1994) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (71.8% at February 28, 1994) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV operates five of BHC's eight television stations that comprise Chris-Craft's Television Division.

       At February 28, 1994, UTV had 423 full-time employees and 62 part-time employees.


                            Television Broadcasting

       UTV operates three very high frequency ("VHF") television stations and two ultra high frequency ("UHF") television stations. Commercial tele-vision broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disad-vantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

       Commercial broadcast television stations may be either affiliated with one of the three national networks (ABC, NBC and CBS) or may be inde-pendent. In addition, Fox Broadcasting Company has established itself as a national network by entering into affiliation agreements with independent stations in many television markets. Chris-Craft, through BHC, is organ-izing, in partnership with Paramount Communications, Inc., an additional network, The Paramount Network, which currently plans to commence broad-casting in January 1995. There can be no assurance that the network will be viable. Moreover, UTV knows of one other effort to establish a network, and it is considered unlikely that two additional networks will be viable.

       The following table sets forth certain information with respect to UTV's stations and their respective markets:

                                                    Total
                                                  Commercial
                              DMA TV               Stations       Commercial
Station and                   House-     DMA      Operating         Cable
Location(a)       Channel    holds(b)   Rank(b)   in Market(c)  Penetration(d)
KMSP
  Minneapolis/
   St. Paul           9     1,389,420      14th      4VHF              47%
                                                     3UHF
KTVX
  Salt Lake City      4       616,720      38th      4VHF              51%
                                                     2UHF
KMOL
  San Antonio         4       610,660      40th      3VHF              63%
                                                     3UHF
KBHK
  San Francisco      44     2,253,220       5th      4VHF              67%
                                                    10UHF
KUTP
  Phoenix            45     1,097,480      20th      4VHF              53%
                                                     4VHF
_______________

(a) All stations are independent, except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial sta-tions received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

(c) Additional channels have been allocated by the Federal Communications Commission ("FCC") for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of UTV stations but outside the greater metropolitan television markets in which UTV stations operate.

(d) Cable penetration refers to the percentage of DMA television viewing households receiving cable television service, as estimated by Nielsen Media Research.

        Television stations derive their revenues primarily from selling advertising time. The television advertising sales market consists primarily of national network advertising, national spot advertising and local spot advertising. An advertiser wishing to reach a nationwide audience usually purchases advertising time directly from the national networks, from "superstations" (i.e., broadcast stations carried by cable operators in areas outside their broadcast coverage area) or from "unwired" networks (groups of otherwise unrelated stations whose advertising time is combined for national sale). A national advertiser wishing to reach a particular regional or local audience usually buys advertising time from local stations through national advertising sales representative firms having contractual arrangements with local stations to solicit such advertising. Local businesses generally purchase advertising from the stations' local sales staffs.

       Television stations compete for television advertising revenue primarily with other television stations serving the same DMA. There are 211 DMAs in the United States. DMAs are ranked annually by the estimated number of households owning a television set within the DMA. Advertising rates that a television station can command vary in part with the size, in terms of television households, of the DMA served by the station.

        Within a DMA, the relative advertising rates charged by competing stations depend primarily on three factors: the stations' program ratings (number of television households or persons within those households tuned to a program as a percentage of total television households or persons within those households in the viewing area); the time of day the advertising will run; and the demographic qualities of a program's viewers (primarily age and sex). Ratings data for television markets are measured by A.C. Nielsen Co. ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all television households in the entire DMA, and a share point represents one percent of all television households within the DMA actually using at least one television set at the time of measurement.

        Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern time), their affiliates generally (but do not always) achieve higher audience shares during those hours than independent stations. However, independent stations generally have substantially more advertising time ("inventory") for sale than network affiliates, because the networks use almost all of their affiliates' inventory during network shows. Independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, whereas affiliates' larger audiences and limited inventory generally allow affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, an independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, because a nonaffiliated station broadcasts more syndicated programming than a network-affiliated station, total programming costs for an independent station are generally higher than those of a network affiliate in the same market.

        Programming

        UTV's independent stations depend heavily on independent third parties for programming, as do UTV's network affiliates for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV has begun to invest directly in the development of original programming. The aggregate amount invested through December 31, 1993 was not significant to UTV's financial position. BHC's independent stations currently expect to broadcast, as affiliates of The Paramount Network, four hours of original prime time programming over two nights per week, beginning in January 1995. UTV's television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

        Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theatres (most of which films have been shown previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

        Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and therefore with less time available for sale by the station. Recently, the amount of bartered and cash plus barter programming broadcast both industry-wide and by UTV's stations has increased substantially.

        UTV television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by a network and before it is available for broadcast by UTV stations or before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after network airing.

        For many years, the FCC has restricted the ability of television networks to acquire financial interests in the production of television shows by independent sources, or to participate in the syndication of television programs, either on a first-run or an off-network basis. These rules were based in part on concern that networks engaged in syndication would have economic incentives to discriminate against independent stations (such as those owned by UTV) in making programs available in the syndication market, either by warehousing them or favoring the network's owned or affiliated stations. Late in 1992, the United States Court of Appeals for the Seventh Circuit remanded the rules to the FCC with instructions to revisit the need for them. In 1993, the FCC adopted new rules which allow networks to acquire financial interests and passive syndication rights in off-network programs, but bar them from actively syndicating such programs in the United States or delaying the entry into syndication of any long-running prime time networked-owned series beyond the fourth year after its network debut. The new rules also bar networks from acquiring domestic financial interests or syndication rights in first-run programs unless the network is the sole producer of the program and prohibit networks from active domestic syndication of all first- run programs. However, these rules are scheduled to expire in November 1995, unless the FCC issues an order to the contrary. A number of petitions for review of these new regulations have been filed, which have been consolidated and transferred to the Seventh Circuit, where they remain pending. UTV cannot predict the outcome of the proceedings in court or before the FCC.

        Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $30,320,000 as of December 31, 1993. The stations were committed for film and sports rights contracts aggregating $28,497,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(D) and 7 of Notes to Consolidated Financial Statements.

        KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

        In general, network primary affiliation agreements are automatically renewed for two-year periods, unless advance written notice of termination is given by either the affiliate or the network. The agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects to broadcast and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broadcast by the affiliate, the network generally pays the affiliate a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be provided with no compensation to the station.

        An affiliate may accept or reject a program offered by a network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.


        Sources of Revenue

        The principal source of revenues for UTV stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to UTV's gross revenues vary from time to time. During the year ended December 31, 1993, national advertising con-tributed 46%, and local advertising contributed 46%, of total gross revenues. Most advertising contracts are short-term. Like that of the television broadcasting business, generally, UTV's business is seasonal.
In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

        Advertising is generally placed with UTV stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through an independent national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. Practices with respect to sale of advertising time do not differ markedly between UTV's network and non-network stations, although the network-affiliated stations have less inventory to sell.


        Government Regulation

        Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the
"Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign fre-quencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. UTV television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communi-cations Act or by FCC rules and policies.

        The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a man-ner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally are issued for five-year terms. Upon application, and in the absence of a con-flicting application that would require the FCC to hold a hearing, or adverse questions as to the licensee's qualifications, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

        KMSP's license renewal was granted on April 15, 1993, and is due toexpire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KMOL's license renewal application is currently pending, subject to two petitions challenging the station's compliance with FCC requirements concerning equal employment opportunity; UTV has vigorously opposed the petitions, and believes that they are without merit. KUTP and KBHK have each filed timely renewal applications, which are pending. No petitions to deny any of those applications have been filed, no competing applications have been filed, and the deadlines for filing such petitions and competing applications have all expired. Pursuant to FCC requirements, each station's application has reported instances in which the station has exceeded the commercial limits applicable to children's programs. In the case of KBHK, these instances have been substantial, and the FCC has recently granted renewals, in such cases, subject to forfeitures of as much as $80,000. WWOR's license renewal was granted on January 22, 1992 and expires on June 1, 1994. A renewal application was timely filed on January 31, 1994. The deadline for filing petitions to deny or competing applications against that application has not yet expired.

        Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television or radio station generally will not be granted to any party (or parties under common control) if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for certain radio station-television station combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast licenses, and in certain other circumstances.

       FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules generally deem such con-centration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC stations are deemed to reach approximately 18% of the nation's television households. To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

       The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as UTV, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

       The Communications Act and FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regulations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station.

       The Communications Act limits the amount of capital stock that aliens may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. UTV believes the ownership of its stock by aliens to be below the applicable limit.

       The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to UTV's stations, currently ranging as high as $18,000 per station.

       The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or regulations and policies of the FCC thereunder. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC for further information.

       Other Federal agencies, including principally the Federal Trade Commission, also impose a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised requirements are considered by the FCC, other Federal agencies or Congress from time to time. UTV cannot predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of UTV television stations.

       Competition

       UTV television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media, as well. Such competition is intense.

       In addition to programming, management ability and experience, technical factors and television network affiliations are important in determining competitive position. Competitive success of a television station depends primarily on public response to the programs broadcast by the station in relation to competing entertainment, and the results of this competition affect the advertising revenues earned by the station from the sale of advertising time.

       Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, network programs achieve higher ratings than independent station programs.

       There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St. Paul, KMSP generally attracts a smaller viewing audience than the three VHF network-affiliated stations, but a larger viewing audience than the other independent stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL ranks third of the six stations in terms of audience share. KBHK generally ranks fifth in terms of audience share, behind the one independent and three network-affiliated VHF television stations, of the 14 commercial television stations in San Francisco. KUTP ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

       UTV stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (c) to the table under Television Broadcasting.

       Cable television has become a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a UTV station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations.

       FCC regulations requiring cable television stations to carry or reserve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This legislation is currently being challenged in the United States Supreme Court, and UTV cannot predict the outcome. While Federal law now generally prohibits local telephone companies from providing video programming to subscribers in their service areas, this restriction has been invalidated by one federal district court and is currently being challenged in other federal courts; legislation eliminating or relaxing the law has been proposed.

      "Syndicated exclusivity" rules allow television stations to prevent local cable operators from importing distant television programming that duplicates syndicated programming in which local stations have acquired exclusive rights. In conjunction with these rules, network nonduplication rules protect the exclusivity of network broadcast programming within the local video marketplace. The FCC is also reviewing its "territorial exclusivity" rule, which limits the area in which a broadcaster can obtain exclusive rights to video programming. UTV believes that the competitive position of UTV stations would likely be enhanced by an expansion of broadcasters' permitted zones of exclusivity.

       Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. Direct broadcast satellite ("DBS") systems and subscription television ("STV"), recognized as potential competitors a few years ago, have thus far failed to materialize as such. However, at least two DBS operators are scheduled to begin service in 1994. An additional challenge is now posed by multichannel multipoint distribution services ("MMDS").
Two four-channel MMDS licenses have been granted in most television markets. MMDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

      Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying enhanced and "high definition" television technology, and both Congress and the FCC have initiated proceedings and studies on its potential and its application to television service in the United States.

      The broadcasting industry is continuously faced with technological changes, competing entertainment and communications media and governmental restrictions or actions of Federal regulatory bodies, including the FCC. These technological changes may include the introduction of digital compression by cable systems that would significantly increase the number and availability of cable program services with which BHC stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of UTV.


ITEM 2.  PROPERTIES.

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Salt Lake City and San Francisco. The Salt Lake City lease agreement expires in 1999 and is renewable, at an increased rental, for two five-year periods. The San Francisco lease expires in 2007.

      The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco.
The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

      UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

      KTVX's transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in 2002 and is renewable, at no increase in rental, for a 50-year period.

       KMOL's transmitter facilities are located at a site near San Antonio on land and on a tower owned by Texas Tall Tower Corporation, a corporation owned in equal shares by UTV and another television station that also transmits from the same tower.

      KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in February 1995.

      KUTP's transmitter facilities and tower are located on a site within South Mountain Park, a communications park owned by the City of Phoenix, which also contains transmitter facilities and towers for the other television stations in Phoenix as well as facilities for several FM radio stations. The license for this space expires in 2012.

      UTV believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

          Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


          Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of UTV, as of February 28, 1994, are as follows:


                          Positions with UTV;
                          principal occupation;           Has served
                         and age as of February           as officer
     Name                       28, 1994                     since

Herbert J. Siegel        Chairman of the Board;              1982
                         Chairman of the Board
                         and President, Chris-Craft
                         and BHC; 65

Evan C Thompson          President and Chief Executive       1983
                         Officer; Executive Vice Presi-
                         dent, and President, Tele-
                         vision Division, Chris-Craft; 51

Garth S. Lindsey         Executive Vice President, Chief     1977
                         Financial Officer and Secre-
                         tary; 49

Thomas L. Muir           Treasurer and Controller; 45        1981

John C. Siegel           President, UTV of San Fran-         1983
                         cisco, Inc., which owns KBHK;
                         Senior Vice President, Chris-
                         Craft; 41

      Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting. The principal occupation of each of the individuals for the past five years is stated in the foregoing table. All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

        The information appearing in the Annual Report under the caption STOCK PRICE, DIVIDENDS AND RELATED INFORMATION is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA.

        The information appearing in the Annual Report under the caption SELECTED FINANCIAL INFORMATION is incorporated herein by this reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


        The information appearing in the Annual Report under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by this reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements, notes thereto, report of independent accountants thereon and quarterly financial information (unaudited) appearing in the Annual Report are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report nor is the Annual Report deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.



                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS--Nominees of the Board of Directors and ELECTION OF DIRECTORS-- Compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by this reference. Information relating to UTV's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.


ITEM 11.  EXECUTIVE COMPENSATION.

      The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Executive Compensation is incorporated herein by this reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

      The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Voting Securities of Certain Beneficial Owners and Management is incorporated herein by this reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS--Certain Relationships and Related Transactions is incorporated herein by this reference.


                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K.

      (a)  The following documents are filed as part of this report:

           1. The financial statements and quarterly financial information incorporated by reference from the Annual Report pursuant to
               Item 8.

           2. The report of predecessor independent public accountants and the schedules and report of independent accountants thereon, listed in the Index to Consolidated Financial Statements and Schedules.

           3. Exhibits listed in the Exhibit Index, including the following compensatory plans listed below:

                  Benefit Equalization Plan
                  1988 Stock Option Plan

       (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 1994

                                           UNITED TELEVISION, INC.
                                             (Registrant)

                                           By   EVAN C THOMPSON
                                                Evan C Thompson
                                                President and Chief
                                                  Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title                            Date

HERBERT J. SIEGEL                          March 29, 1994
Herbert J. Siegel
Chairman and Director


EVAN C THOMPSON                            March 29, 1994
Evan C Thompson
President, Chief Executive
 Officer and Director
 (Principal Executive
 Officer)

GARTH S. LINDSEY                           March 29, 1994
Garth S. Lindsey
Executive Vice President,
 Chief Financial Officer
 and Secretary (Principal
 Financial and Accounting
 Officer)


LAWRENCE R. BARNETT                        March 29, 1994
Lawrence R. Barnett
Vice Chairman and Director


JOHN L. EASTMAN                            March 29, 1994
John L. Eastman
Director


JAMES D. HODGSON                           March 29, 1994
James D. Hodgson
Director


NORMAN PERLMUTTER                          March 29, 1994
Norman Perlmutter
Director


ABRAHAM A. RIBICOFF                        March 29, 1994
Abraham A. Ribicoff
Director


HOWARD F. ROYCROFT                         March 29, 1994
Howard F. Roycroft
Director


ROCCO C. SICILIANO                         March 29, 1994
Rocco C. Siciliano
Director


JOHN C. SIEGEL                             March 29, 1994
John C. Siegel
Director

                   UNITED TELEVISION, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

          Report of Independent Accountants

          Consolidated Balance Sheets -- December 31, 1993 and 1992

          Consolidated Statements of Income -- For the Three Years Ended
                 December 31, 1993

          Consolidated Statements of Cash Flows -- For the Three Years Ended
                 December 31, 1993

          Consolidated Statements of Shareholders' Investment -- For the
                 Three Years Ended December 31, 1993

          Notes to Consolidated Financial Statements

SCHEDULES:

          Report of Predecessor Independent Public Accountants

          Report of Independent Accountants on Financial Statement Schedules

               I.  Marketable Securities - Other Investments

              II.  Amounts Receivable from Related Parties, Underwriters,
                     Promoters and Employees other than Related Parties

            VIII.  Valuation and Qualifying Accounts

               X.  Supplementary Income Statement Information


          Schedules other than those listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

             REPORT OF PREDECESSOR INDEPENDENT PUBLIC ACCOUNTANTS



To United Television, Inc.:

        We have audited the consolidated statements of income, share-holders'investment and cash flows of United Television, Inc. (a Delaware corporation) and subsidiaries (UTV) for the year ended December 31, 1991. These financial statements and the schedules referred to below are the responsibility of UTV's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

         We conducted our audit in accordance with generally accepted audit-ing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Television, Inc. and subsidiaries for the year ended December 31, 1991, in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements and schedules for the year ended December 31, 1991 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                            ARTHUR ANDERSEN & CO.



Los Angeles, California
February 10, 1992

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 4, 1994 appearing on page 21 of the 1993 Annual Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedules as of December 31, 1993 and 1992, and the years then ended, listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PRICE WATERHOUSE


Century City, California
February 4, 1994

                                                                 SCHEDULE I

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
                    MARKETABLE SECURITIES - OTHER INVESTMENTS
                                  DECEMBER 31, 1993

                       (Columns C, D, and E in Thousands)

Column A                      Column B         Column C          Column D     Column E

                                                                              Amount at Which
                              Number of                                       Each Portfolio of
                              Shares or                           Market      Equity Security
                              Principal                          Value of     Issues and Each
                              Amount of        Cost of          Each Issue    Other Security
Name of Issuer and Title      Bonds and         Each            at Balance    Carried in the
of Each Issue                 Notes             Issue           Sheet Date    Balance Sheet

Current marketable
securities:
  United States Government
   Securities                $148,130,000      $148,798          $147,823       $148,798

  Payden & Rygel Global         1,000,386        10,493            10,404         10,493
   Fixed Income Fund
                                               $159,291          $158,227       $159,291

Noncurrent marketable
securities:
  BHC Communications, Inc.
    Common Stock                  226,503      $ 11,325          $ 18,573       $ 11,325

  Nynex Common Stock               30,000         1,317             1,203          1,317

  AT&T Common Stock                 5,000           270               263            270

                                               $ 12,912          $ 20,039       $ 12,912

                                                                 SCHEDULE II

                            UNITED TELEVISION, INC. AND SUBSIDIARIES
                            AMOUNTS RECEIVABLE FROM RELATED PARTIES,
             UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                          FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                                                (In Thousands of Dollars)

                  Column A         Column B     Column C            Column D                   Column E

                                  Balance at                       Deductions
                                  Beginning                   Amounts      Amounts         Balance at End of Period
               Name of Debtor     of Period    Additions     Collected   Written Off       Current        Noncurrent

Year ended December 31, 1993:
Garth S. Lindsey (Officer)        $100          $ -          $ 20         $ -               $ 20          $ 60

Year ended December 31, 1992:
Garth S. Lindsey (Officer)        $120          $ -          $ 20         $ -               $ 20          $ 80

Year ended December 31, 1991:
Garth S. Lindsey (Officer)        $140          $ -          $ 20         $ -               $ 20          $100


The loan was made for the purpose of assisting Mr. Lindsey in relocating his home in connection with the relocation of UTV's executive offices from Minneapolis to Los Angeles. The loan was represented by a non-interest bear-ing five-year note, with no payment due before maturity. In December 1988, the note was revised and extended. Under the Revision and Extension Agree-ment, 10% of the original balance is due and payable December 31 of each year through December 31, 1997. Such installments will be forgiven on each such December 31 if the borrower is still employed by UTV on each such for-giveness date. The note is secured by a deed of trust on the borrower's home and provides that at the option of the holder the loan will become due and payable upon sale or further encumbrance of the borrower's home without the consent of the holder or upon the borrower's voluntary termin-ation of employment with UTV.

                                                               Schedule VIII

                     UNITED TELEVISION, INC. AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                               (In Thousands of Dollars)

                    Column A                        Column B               Column C             Column D         Column E

                                                                           Additions
                                                   Balance at       Charged        Charged                       Balance at
                                                    Beginning       to Costs       to Other                        End of
                   Description                      of Period      and Expenses    Accounts     Deductions         Period

Year ended December 31, 1993:
 Allowance for doubtful accounts                    $ 1,716           $ 551          $ ---      $   (269)(a)      $ 1,998

Year ended December 31, 1992:
 Allowance for doubtful accounts                    $ 1,460           $ 740          $ ---      $   (484)(a)      $ 1,716

Year ended December 31, 1991:
 Allowance for doubtful accounts                    $ 1,770           $ 881          $ ---      $ (1,191)(a)      $ 1,460

(a)  Accounts written off, net of recoveries.

                                                         SCHEDULE X

                UNITED TELEVISION, INC. AND SUBSIDIARIES
                SUPPLEMENTARY INCOME STATEMENT INFORMATION
                FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                          (In Thousands of Dollars)



          Column A                              Column B

           Item                              1993     1992     1991

Amortization of Intangible Assets          $  610   $  610   $  610

Advertising Costs                          $4,682   $4,194   $4,442

                       EXHIBIT INDEX


Incorporated by           Exhibit
Reference to:               No.                       Exhibit

Exhibit 3(a)[1]            3(a)                    Restated Certificate
                                                     of Incorporation

Exhibit 3(b)[2]             (b)                    Restated By-Laws

Exhibit A to
registrant's
Proxy Statement
dated March 23,
1988 (File No.
0-9786)                   10(a)                    1988 Stock Option Plan

Exhibit
10(a)(1)[7]                 (a)(1)                 Amendment No. 1 thereto

Exhibit
10(i)[3]                    (b)                    Employment Agreement,
                                                    dated January 1, 1981,
                                                    between registrant
                                                    and Garth S. Lindsey,
                                                    as amended
Exhibit
10(m)[3]                    (c)                    Employment Agreement,
                                                    dated January 1, 1981,
                                                    between registrant
                                                    and Thomas L. Muir,
                                                    as amended
Exhibit
10(t)[4]                    (d)(1)                Note, dated as of
                                                   January 6, 1984 in
                                                   the original principal
                                                   amount of $200,000 from
                                                   Garth S. Lindsey, as
                                                   maker, to registrant,
                                                   as payee
Exhibit
10(n)(2)[5]                 (d)(2)                Revision and Extension
                                                   Agreement,  dated as of
                                                   December 19, 1988,
                                                   from Garth S. Lindsey,
                                                   as maker, to registrant,
                                                   as payee
Exhibit
10(u)[4]                    (e)(1)                Note dated as of
                                                   January 25, 1984
                                                   in the original
                                                   principal amount
                                                   of $100,000 from
                                                   Thomas L. Muir, as
                                                   maker, to registrant,
                                                   as payee


Exhibit
10(o)(2)[5]                 (e)(2)               Revision and  Extension
                                                  Agreement, dated as of
                                                  December 20, 1988,
                                                  from Thomas L. Muir,
                                                  as maker to registrant,
                                                  as payee
Exhibit
10(s)[6]                    (f)                  Benefit Equalization Plan
                                                  of registrant

   *                        13                   Portions of the Annual Report
                                                  incorporated by reference

   *                        22                   Subsidiaries of registrant

   *                        24(a)                Consent of Price Waterhouse
   *                          (b)                Consent of Arthur Andersen
                                                  & Co.

__________

* Filed herewith

[1]         Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1987.

[2]         Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1984.

[3]         Registrant's Annual Report on Form 10-K for the year ended
            December 27, 1981.

[4]         Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1983.

[5]         Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1988.

[6]         Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1989.

[7]         Registrant's Annual Report on Form 10-K for the year ended
            December 31, 1991.