Form 10-Q
period 1994-03-31
UNITED TELEVISION INC
filed 1994-05-12
CIK 352942

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1994
                                       ---------------

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                  Commission file number 0-9786
                  -----------------------------

                     UNITED TELEVISION, INC.
                     -----------------------
   (Exact name of registrant as specified in its charter)

DELAWARE                                 41-0778377
- --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

8501 Wilshire Blvd., Suite 340, Beverly Hills, CA 90211
- -------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                        (310) 854-0426
                        ---------------
  (Registrant's telephone number, including area code)

                        Not Applicable
                        --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant  (1)  has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding  12 months (or for such shorter  period  that
the  registrant was required to file such reports)  and
(2)  has  been subject to such filing requirements  for
the past 90 days. Yes X  No
                     ---   ---

As of May 10, 1994, there were 10,117,906 shares of the registrant's common stock outstanding.


                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands)

                                    March 31,  December 31,
                                     1994         1993
                                  -----------  ------------
                                  (Unaudited)

ASSETS
- ------
Current Assets:
   Cash and cash equivalents          $ 17,442     $ 11,952
   Marketable securities               163,096      159,291
   Accounts receivable, net             23,228       30,816
   Film contract rights                 18,181       19,993
   Deferred tax benefit                  4,911        4,659
   Prepaid expenses and other
      current assets                     3,405        4,633
                                      --------     --------
      Total current assets             230,263      231,344
                                      --------     --------
Marketable Securities, noncurrent       13,442       12,912
                                      --------     --------
Film Contract Rights, noncurrent         9,837       10,327
                                      --------     --------
Property, Plant and Equipment, net      17,632       17,258
                                      --------     --------
Intangible Assets, net                  13,441       13,593
                                      --------     --------
Other Assets                               479          471
                                      --------     --------
                                      $285,094     $285,905
                                      ========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
Current Liabilities:
   Film contracts payable             $ 26,752     $ 31,484
   Accounts payable                      1,985        2,522
   Accrued expenses                     12,127       13,151
   Income taxes payable                 13,050       11,372
                                      --------     --------
      Total current liabilities         53,914       58,529
                                      --------     --------
Film Contracts Payable after One Year   20,158       22,748
                                      --------     --------

Other Liabilities                        2,257        1,867
                                      --------     --------
Shareholders' Investment:
   Preferred stock $1.00 par value       -            -
   Common stock $.10 par value           1,016        1,015
   Additional paid-in-capital              599          133
   Retained earnings                   207,988      201,613
   Treasury stock, at cost                (838)       -
                                      --------     --------
                                       208,765      202,761
                                      --------     --------
                                      $285,094     $285,905
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


              UNITED TELEVISION, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           (Unaudited-in thousands except per share data)
                                       For the Three Months
                                        Ended March 31,
                                      ---------------------
                                        1994         1993
                                      --------     --------

Net Revenues                          $ 32,107     $ 28,098
                                      --------     --------

Expenses:
   Operating                            13,721       15,804
   Selling, general and administrative   8,994        8,333
                                      --------     --------
                                        22,715       24,137
                                      --------     --------
       Operating income                  9,392        3,961
                                      --------     --------
Other Income:
   Income associated with interests in
     Time Warner Inc.                    -           16,005
   Other dividend and interest
     income, net                         1,458        1,151
                                      --------     --------
                                         1,458       17,156
                                      --------     --------
   Income before income taxes           10,850       21,117

Income Tax Provision                    (4,475)      (7,950)
                                      --------     --------
     Net income                       $  6,375     $ 13,167
                                      ========     ========
Net Income per Share                  $    .63     $   1.28
                                      ========     ========
Average Outstanding Common Shares       10,148       10,264
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)
                                       For the Three Months
                                        Ended March 31,
                                      ---------------------
                                         1994        1993
                                      --------     --------
Cash Flows from Operating Activities:
  Net income                          $  6,375     $ 13,167
  Adjustment to reconcile net income
   to net cash provided from operating
   activities:
     Film contract payments            (10,978)     (10,217)
     Film contract amortization          6,149        8,085
     Depreciation and other amortization 1,183        1,298
     Loss (gain) on disposition of
      marketable securities                230      (14,185)
     Changes in assets and liabilities:
       Accounts receivable               7,588        4,914
       Prepaid and other assets          1,029           30
       Accounts payable and
         accrued expenses               (1,561)        (538)
       Income taxes payable              1,816        5,536
                                      ---------    ---------
         Net cash provided from
          operating activities          11,831        8,090
                                      ---------    ---------
Cash Flows from Investing Activities:
   Purchase of marketable securities,
    net                                 (4,565)      (8,308)
   Capital expenditures                 (1,405)        (354)
                                      --------     --------
          Net cash used in investing
            activities                  (5,970)     (8,662)
                                      --------     --------
Cash Flows from Financing Activities:
    Proceeds from exercise of employee
     stock options                         467           73
    Purchase of treasury stock            (838)      (6,832)
                                      --------     --------
           Net cash used in financing
            activities                    (371)      (6,759)
                                      --------     --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                       5,490       (7,331)

Cash and Cash Equivalents at
  Beginning of Period                   11,952       16,871
                                      --------     --------

Cash and Cash Equivalents at
  End of Period                       $ 17,442     $  9,540
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

       The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (54.3% at March 31, 1994) subsidiary of BHC Communications, Inc., a majority owned subsidiary of Chris-Craft Industries, Inc.

      The financial information included herein has been prepared by UTV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, UTV believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in UTV's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1993 have been reclassified to conform to the 1994 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

2.   NEW ACCOUNTING STANDARD:

      Effective January 1, 1994, UTV adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. At March 31, 1994, UTV has classified its marketable securities as available-for-sale.

       UTV's debt securities at March 31, 1994 consisted entirely of U.S. Government securities. The following table provides certain information related to UTV's marketable securities as of and for the quarter ended March 31, 1994 (in thousands):



                                         Debt       Equity
                                      Securities  Securities
                                      ----------  ----------

Carrying value                        $152,550    $23,988
Aggregate fair value                   149,389     28,428
Maturing within two years               78,590        -
Maturing in two to five years           70,799        -
Gross unrealized holding gains             -        5,351
Gross unrealized holding losses          3,659        911
Sales proceeds                          80,454        -
Realized gains                              76        -
Realized losses                            306        -

       For  purposes of computing realized gains and losses,
cost   was  determined  using  the  specific  identification
method.


3.   SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash  paid  for income taxes for the first quarter  of
1994   and   1993   totaled   $2,659,000   and   $2,414,000,
respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $26,811,000 at March 31, 1994.

             UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
- -------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization varies greatly between periods (payments exceeded amortization by $4,829,000 in the first quarter of 1994 and by $2,132,000 in the first quarter of
1993) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first quarter of 1994 and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to deal with the uncertainties and opportunities presented by current business conditions.

      UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 1994 totaled $11,831,000, and cash and marketable securities increased $9,825,000 to $193,980,000 at March 31, 1994.

      Working capital increased $3,534,000 during the first quarter of 1994 to $176,349,000 at March 31, 1994, primarily reflecting cash flow from operations. Working capital at March 31, 1994 remains substantially in excess of UTV's normal operating requirements.

      UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $26,811,000 at March 31, 1994 and $28,497,000 at
December 31, 1993. UTV expects to continue to satisfy these commitments with funds provided from operations.

      UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At March
31, 1994, 811,839 shares were authorized for purchase. Since January 1, 1992, through March 31, 1994, 549,686 shares were purchased for an aggregate cost of $16,635,000, of which 20,000 shares were purchased during the first quarter of 1994 for an aggregate cost of $838,000.

     UTV's commitments for capital expenditures at March 31, 1994 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditure requirements for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
- ---------------------
      UTV's primary source of revenue is the sale to advertisers of time on its five television stations. First quarter net income totaled $6,375,000, or $.63 per share, a 105% increase from last year's net income, before income associated with interests in Time Warner Inc., of $3,112,000, or $.30 per share. Last year's net income, including Time Warner income, totaled $13,167,000, or $1.28 per share.

      The substantial increase in net income before Time Warner related income reflects a strong increase in revenues as well as a reduction in operating expenses. Net revenue for the quarter increased 14% to $32,107,000, from $28,098,000 in 1993. The increase is primarily attributable to continuing strong demand for television advertising time. After a 6% decrease in operating expenses, primarily resulting from a favorable industry-wide resolution of a disputed music license fee arrangement, operating income totaled a record $9,392,000, a 137% increase from last year's $3,961,000.

      Other dividend and interest income for the quarter increased to $1,458,000, from $1,151,000 in 1993, reflecting higher cash balances.

     The first quarter effective tax rate increased to 41.2% from 37.6% for last year's quarter. The increase in the effective tax rate reflects a substantial reduction in the amount of dividend income, which is not fully taxable, included in pretax income, as well as an increase in the Federal tax rate.

            UNITED TELEVISION, INC. AND SUBSIDIARIES
                  PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.
- -------------------------------------------

    (a)   None.

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.


                     SIGNATURE


            Pursuant  to the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        UNITED TELEVISION, INC.
                           (Registrant)




Date:  May 11, 1994        By: /s/ Garth S. Lindsey
     --------------           ---------------------
                              Garth S. Lindsey
                               Executive Vice President
                               and Chief Financial
                               Officer (Principal
                               Financial and Accounting
                               Officer)







10QASCA