Form 10-Q
period 1994-06-30
UNITED TELEVISION INC
filed 1994-08-11
CIK 352942

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1994
                                       ---------------

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                  Commission file number 0-9786
                  -----------------------------

                     UNITED TELEVISION, INC.
                     -----------------------
   (Exact name of registrant as specified in its charter)

DELAWARE                                 41-0778377
- - --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

8501 Wilshire Blvd., Suite 340, Beverly Hills, CA 90211
- - -------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

As of August 10, 1994, there were 9,985,239 shares of the registrant's common stock outstanding.

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands)

June 30,   December 31,

1994         1993
                                                        ----
- - ------   ------------

(Unaudited)
ASSETS
- - ------
Current Assets:
   Cash and cash equivalents                             $
12,418     $ 11,952
   Marketable securities
163,265      159,291
   Accounts receivable, net
28,731       30,816
   Film contract rights
14,771       19,993
   Deferred tax benefit
4,911        4,659
   Prepaid expenses and other
      current assets
5,434        4,633
                                                         ---
- - -----     --------
      Total current assets
229,530      231,344
                                                         ---
- - -----     --------
Marketable Securities, noncurrent
14,976       12,912
                                                         ---
- - -----     --------
Film Contract Rights, noncurrent
7,881       10,327
                                                         ---
- - -----     --------
Property, Plant and Equipment, net
17,381       17,258
                                                         ---
- - -----     --------
Intangible Assets, net
13,288       13,593
                                                         ---
- - -----     --------
Other Assets
472          471
                                                         ---
- - -----     --------

$283,528     $285,905

========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - ----------------------------------------
Current Liabilities:
   Film contracts payable                                $
21,097     $ 31,484
   Accounts payable
1,654        2,522
   Accrued expenses
11,928       13,151
   Income taxes payable
10,569       11,372
                                                         ---
- - -----     --------
      Total current liabilities
45,248       58,529
                                                         ---
- - -----     --------
Film Contracts Payable after One Year
20,050       22,748
                                                         ---
- - -----     --------
Other Liabilities
2,257        1,867
                                                         ---
- - -----     --------
Shareholders' Investment:
   Preferred stock $1.00 par value
- - -            -
   Common stock $.10 par value
1,016        1,015
   Additional paid-in capital
653          133
   Retained earnings
216,803      201,613
   Treasury stock, at cost
(2,499)       -
                                                         ---
- - -----     --------

215,973      202,761
                                                         ---
- - -----     --------

$283,528     $285,905

========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       UNITED TELEVISION, INC. AND
SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF
INCOME
                    (Unaudited-in thousands except per share
data)
                                         Three Months
Six Months
                                        Ended June 30,
Ended June 30,
                                      -------------------
- - -----------------
                                        1994         1993
1994     1993
                                      --------     -------
- - -------   -------

Net Revenues                          $ 37,773     $ 34,527
$69,880  $ 62,625
                                      --------     --------
- - -------  --------

Expenses:
   Operating                            14,610       16,044
28,331    31,848
   Selling, general and administrative  10,153        8,270
19,147    16,603
                                      --------     --------
- - -------   -------
                                        24,763       24,314
47,478    48,451
                                      --------     --------
- - -------   -------
       Operating income                 13,010       10,213
22,402    14,174
                                      --------     --------
- - -------   -------
Other Income:
   Income associated with interests
     in Time Warner Inc.                 -           13,387
- - -        29,392
   Other dividend and interest income,
     net                                 1,730        1,543
3,188     2,694
                                      --------     --------
- - -------   -------
                                         1,730       14,930
3,188    32,086
                                      --------     --------
- - -------   -------
      Income before income taxes        14,740       25,143
25,590    46,260

Income Tax Provision                    (5,925)     (10,775)
(10,400)  (18,725)
                                      --------     --------
- - -------   -------
     Net income                       $  8,815     $ 14,368
$15,190   $27,535
                                      ========     ========
=======   =======
Net Income per Share                  $   0.87     $   1.42
$  1.50   $  2.70
                                      ========     ========
=======   =======
Average Outstanding Common Shares       10,121       10,126
10,135    10,194
                                      ========     ========
=======   =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)

Six Months

Ended June 30,

- - ------------------

1994     1993

- - --------   -------
Cash Flows from Operating Activities:
  Net income
$15,190    $27,535
  Adjustments to reconcile net income
   to net cash provided from operating
   activities:
     Film contract payments
(19,211)   (20,269)
     Film contract amortization
12,566     15,784
     Depreciation and other amortization
2,384      2,568
     Loss (gain) on disposition of
      marketable securities
230    (26,398)
     Changes in assets and liabilities:
       Accounts receivable
2,085       (315)
       Prepaid and other assets
426        865
       Accounts payable and
         accrued expenses
(2,091)    (1,099)
       Income taxes payable
(665)     2,452

- - --------    -------
         Net cash provided from
          operating activities
10,914      1,123

- - --------    -------
Cash Flows from Investing Activities:
   (Purchase) disposition of marketable securities,
     net
(6,268)       378
   Capital expenditures
(2,202)    (1,672)

- - --------    -------
          Net cash used in investing
            activities
(8,470)     1,294)

- - --------    -------
Cash Flows from Financing Activities:
    Proceeds from exercise of employee
     stock options
521        442
    Purchase of treasury stock
(2,499)   (10,196)

- - --------    -------
           Net cash used in financing
            activities
(1,978)    (9,754)

- - --------    -------

Net Increase (Decrease) in Cash and
  Cash Equivalents
466     (9,925)

Cash and Cash Equivalents at
  Beginning of Period
11,952     16,871

- - --------    -------

Cash and Cash Equivalents at
  End of Period
$ 12,418    $ 6,946

========    =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

       The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (54.5% at June 30, 1994) subsidiary of BHC Communications, Inc., a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   NEW ACCOUNTING STANDARD:

      Effective January 1, 1994, UTV adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. At January 1, 1994, UTV classified its marketable securities as available-for-sale.

       UTV's debt securities at June 30, 1994 consisted entirely of U.S. Government securities. The following table provides certain information related to UTV's marketable securities as of and for the six months ended June 30, 1994 (in thousands):



                                         Debt       Equity
                                      Securities  Securities
                                      ----------  ----------

Carrying value                        $152,667    $25,574
Aggregate fair value                   149,382     30,885
Maturing within two years               78,975        -
Maturing in two to five years           70,407        -
Gross unrealized holding gains             -        6,095
Gross unrealized holding losses          5,261        784
Sales proceeds                          80,224        -
Realized gains                              76        -
Realized losses                            306        -

       For  purposes of computing realized gains and losses,
cost   was  determined  using  the  specific  identification
method.


3.   SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash  paid  for income taxes for the six months  ended
June  30, 1994 and 1993 totaled $11,065,000 and $16,273,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $39,938,000 at June 30, 1994.

             UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
- - -------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $6,645,000 and $4,485,000 in the first six months of 1994 and 1993, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first six months of 1994 and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to deal with the uncertainties and opportunities presented by current business conditions.

      UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first six months of 1994 totaled $10,914,000, and cash and marketable securities increased $6,504,000 during the period to $190,659,000 at June 30, 1994.

      Working capital increased $11,467,000 during the first six months of 1994 to $184,282,000 at June 30, 1994, primarily reflecting cash flow from operations. Working capital at June 30, 1994 remains substantially in excess of UTV's normal operating requirements.

      UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

      UTV regularly makes commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $39,938,000 at June 30, 1994 and $28,497,000 at December 31,
1993. UTV expects to continue to satisfy these commitments with funds provided from operations.

      UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At June 30, 1994, 775,417 shares were authorized for purchase. Since January 1, 1992, through June 30, 1994, 586,108 shares were purchased for an aggregate cost of $18,296,000, of which 56,422 shares were purchased during the first six months of 1994 for an aggregate cost of $2,499,000.

      UTV's commitments for capital expenditures at June 30, 1994 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditure requirements for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
- - ---------------------

      UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Second quarter net income totaled $8,815,000, or $.87 per share, compared to $14,368,000, or $1.42 per share, in last year's second quarter. Excluding after tax income associated with UTV's former holdings of Time Warner Inc. securities, 1993 second quarter net income was $7,083,000, or $.70 per share. The 24% increase in income excluding Time Warner amounts primarily reflects a substantial increase in operating income.

      Continued strong demand for television advertising resulted in a 9% increase in revenues, to $37,773,000 from last year's $34,527,000. The revenue increase, only minimally offset by a slight increase in expenses, (including an $875,000 management fee expense, reflecting a new $1,750,000 annual fee paid BHC effective retroactively to January 1, 1994) produced a 27% increase in operating income, to a single quarter record $13,010,000 from $10,213,000.

      Other dividend and interest income for the quarter increased to $1,730,000, from $1,543,000 in 1993, reflecting higher amounts invested in marketable securities.

      Net income for the first six months of 1994 was $15,190,000, or $1.50 per share, compared to $27,535,000, or
$2.70  per  share,  last year.  Excluding after  tax  income associated with UTV's former holdings of Time Warner securities, 1994 six month net income increased 29% from $11,790,000, or $1.16 per share, last year.

     The significant improvement in 1994 six months earnings from operations also reflects a strong increase in revenues. Net revenues for the period increased 12% to $69,880,000, from $62,625,000 last year. The revenue increase is primarily attributable to increased demand for television advertising. Operating income for the period was $22,402,000, a 58% increase from last year's $14,174,000.

      Other dividend and interest income for the six month period increased to $3,188,000, from $2,694,000 last year.

            UNITED TELEVISION, INC. AND SUBSIDIARIES
                  PART II - OTHER INFORMATION

Item  4.     Submission  of Matters to a  Vote  of  Security
Holders.
- - ------------------------------------------------------------
- - ---

                 UTV held its annual meeting of stockholders on April 28, 1994.

                 At the meeting, the following were elected directors, by the numbers of votes set forth opposite their respective names:


Broker
                                      For           Withheld
Non-votes
                                      --            --------
- - ---------
            Lawrence  R.  Barnett    9,319,143        20,322
- - - 0 -

            Howard  F.  Roycroft     9,320,558        18,907
- - - 0 -

            Rocco  C.  Siciliano     9,318,456        21,009
- - - 0 -

            Norman  Perlmutter       9,293,535        45,930
- - - 0 -

                 At  the  meeting,  the selection  of  Price
Waterhouse as UTV's auditors
             for the current year was ratified by the following vote:


Broker
              For                    Against         Abstain
Non-votes
              ---                    -------         -------
- - ---------

             9,323,871                 5,640           9,954
- - - 0 -

Item 6.    Exhibits and Reports on Form 8-K.
- - -------------------------------------------

    (a)   None.

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.

                     SIGNATURE

            Pursuant  to the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED TELEVISION, INC.

(Registrant)

Date:  August 11, 1994                                   By:
/s/ Garth S. Lindsey
     -----------------                                     -
- - --------------------

Garth S. Lindsey

Executive Vice President
                                                         and
Chief Financial

Officer (Principal

Financial and Accounting

Officer)
10QASC6a