Form 10-Q
period 1994-09-30
UNITED TELEVISION INC
filed 1994-11-14
CIK 352942

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1994
                                       -------------------

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                  Commission file number 0-9786
                  -----------------------------

                     UNITED TELEVISION, INC.
                     -----------------------
   (Exact name of registrant as specified in its charter)

DELAWARE                                 41-0778377
- - - --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

8501 Wilshire Blvd., Suite 340, Beverly Hills, CA 90211
- - - -------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

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

As of November 10, 1994, there were 9,967,738 shares of the registrant's common stock outstanding.

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands)

September 30,   December 31,

1994         1993
                                                     -------
- - - ------   ------------

(Unaudited)
ASSETS
- - - ------
Current Assets:
    Cash  and  cash  equivalents                           $
13,723        $ 11,952
                     Marketable                   securities
166,469         159,291
              Accounts            receivable,            net
25,477          30,816
                Film             contract             rights
23,528          19,993
                Deferred             tax             benefit
4,111           4,659
   Prepaid expenses and other
                          current                     assets
3,454           4,633
                                                      ------
- - - --        --------
                  Total            current            assets
236,762         231,344
                                                      ------
- - - --        --------
Marketable               Securities,              noncurrent
14,976          12,912
                                                      ------
- - - --        --------
Film           Contract          Rights,          noncurrent
10,080          10,327
                                                      ------
- - - --        --------
Property,        Plant       and       Equipment,        net
16,752          17,258
                                                      ------
- - - --        --------
Intangible                    Assets,                    net
13,136          13,593
                                                      ------
- - - --        --------
Other                                                 Assets
541             471
                                                      ------
- - - --        --------

$292,247        $285,905

========        ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - - ----------------------------------------
Current Liabilities:
     Film  contracts  payable                              $
23,942        $ 31,484
                        Accounts                     payable
1,985           2,522
                        Accrued                     expenses
15,992          13,151
                Income             taxes             payable
8,268          11,372
                                                      ------
- - - --        --------
                Total           current          liabilities
50,187          58,529
                                                      ------
- - - --        --------
Film      Contracts     Payable     after      One      Year
22,853          22,748
                                                      ------
- - - --        --------
Other                                            Liabilities
2,257           1,867
                                                      ------
- - - --        --------
Shareholders' Investment:
    Preferred stock $1.00 par value                        -
- - - -
         Common       stock       $.10       par       value
1,017           1,015
              Additional           paid-in           capital
875             133
                       Retained                     earnings
224,282         201,613
            Treasury         stock,         at          cost
(9,224)          -
                                                      ------
- - - --        --------

216,950         202,761
                                                      ------
- - - --        --------

$292,247        $285,905

========        ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                          UNITED   TELEVISION,   INC.    AND
SUBSIDIARIES
                      CONDENSED  CONSOLIDATED STATEMENTS  OF
INCOME
                    (Unaudited-in thousands except per share
data)
                                             Three    Months
Nine Months
                                       Ended  September  30,
Ended September 30,
                                         -------------------
- - - -------------------
                                          1994          1993
1994      1993
                                       --------      -------
- - - --------   -------

Net  Revenues                          $ 34,426     $ 28,950
$104,306   $91,575
                                       --------     --------
- - - --------   -------

Expenses:
    Operating                            15,016       11,705
43,347    43,553
    Selling, general and administrative   9,036        7,482
28,183    24,085
                                       --------     --------
- - - --------   -------
                                         24,052       19,187
71,530    67,638
                                       --------     --------
- - - --------   -------
        Operating income                 10,374        9,763
32,776    23,937
                                       --------     --------
- - - --------   -------
Other Income:
   Income associated with interests
      in Time Warner Inc.                 -            1,176
- - - -        30,568
   Other dividend and interest income,
      net                                 1,830        1,239
5,018     3,933
                                       --------     --------
- - - --------   -------
                                          1,830        2,415
5,018    34,501
                                       --------     --------
- - - --------   -------
       Income before income taxes        12,204       12,178
37,794    58,438

Income Tax Provision                    (4,725)      (4,925)
(15,125)  (23,650)
                                       --------     --------
- - - --------   -------
      Net income                       $  7,479     $  7,253
$ 22,669   $34,788
                                       ========     ========
========   =======
Net  Income per Share                  $   0.75     $   0.72
$   2.25   $  3.42
                                       ========     ========
========   =======
Average Outstanding Common Shares        9,993        10,109
10,087    10,166
                                       ========     ========
========   =======

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)

Nine Months

Ended September 30,

- - - -------------------

1994       1993

- - - --------   --------
Cash Flows from Operating Activities:
                          Net                         income
$ 22,669   $ 34,788
  Adjustments to reconcile net income
   to net cash provided from operating
   activities:
                Film            contract            payments
(26,463)   (30,281)
               Film           contract          amortization
18,290     21,927
          Depreciation      and      other      amortization
3,601      3,811
     Loss (gain) on disposition of
                       marketable                 securities
230    (26,617)
     Changes in assets and liabilities:
                        Accounts                  receivable
5,339      3,655
               Prepaid        and        other        assets
(1,443)    (3,405)
       Accounts payable and
                           accrued                  expenses
2,304      1,349
                  Income            taxes            payable
(2,166)      (123)

- - - --------   --------
         Net cash provided from
                         operating                activities
22,361      5,104

- - - --------   --------
Cash Flows from Investing Activities:
   Purchase of marketable securities,
                                                         net
(9,472)    (3,787)
                      Capital                   expenditures
(2,638)    (1,965)

- - - --------   --------
          Net cash used in investing
                                                  activities
(12,110)    (5,752)

- - - --------   --------
Cash Flows from Financing Activities:
    Proceeds from exercise of employee
                          stock                      options
744        912
            Purchase        of        treasury         stock
(9,224)   (10,196)

- - - --------   --------
           Net cash used in financing
                                                  activities
(8,480)    (9,284)

- - - --------   --------

Net Increase (Decrease) in Cash and
                       Cash                      Equivalents
1,771     (9,932)

Cash and Cash Equivalents at
               Beginning              of              Period
11,952     16,871

- - - --------   --------

Cash and Cash Equivalents at
                 End                of                Period
$ 13,723   $  6,939

========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

       The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (55.2% at September 30, 1994) subsidiary of BHC Communications, Inc., a majority owned subsidiary of Chris-Craft Industries, Inc.

      The financial information included herein has been prepared by UTV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, UTV believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in UTV's latest annual report on Form 10-K The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain amounts for 1993 have been reclassified to conform to the 1994 presentation. The results for these interim periods are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

2.   NEW ACCOUNTING STANDARD:

      Effective January 1, 1994, UTV adopted Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities". In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. UTV classifies its marketable securities as available-for-sale.

       Debt securities held by UTV at September 30, 1994 consisted entirely of U.S. Government securities. The following table provides certain information related to UTV's marketable securities as of and for the nine months ended September 30, 1994 (in thousands):
                                         Debt       Equity
                                      Securities  Securities
                                      ----------  ----------

Carrying value                        $155,762    $25,683
Aggregate fair value                   150,844     31,819
Maturing within two years               98,155        -
Maturing in two to five years           52,689        -
Gross unrealized holding gains             -        6,939
Gross unrealized holding losses          5,419        803
Sales proceeds                          80,224        -
Realized gains                              76        -
Realized losses                            306        -

       For  purposes of computing realized gains and losses,
cost   was  determined  using  the  specific  identification
method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash  paid for income taxes for the nine months  ended
September   30,  1994  and  1993  totaled  $17,291,000   and
$23,773,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $38,442,000 at September 30, 1994.

             UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
- - - -------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $8,173,000 and $8,354,000 in the first nine months of 1994 and 1993, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first nine months of 1994 and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to deal with the uncertainties and opportunities presented by current business conditions.

      UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first nine months of 1994 totaled $22,361,000, and cash and marketable securities increased $11,013,000 during the period to $195,168,000 at September 30, 1994.

      Working capital increased $13,760,000 during the first nine months of 1994 to $186,575,000 at September 30, 1994, primarily reflecting cash flow from operations. Working capital at September 30, 1994 remains substantially in excess of UTV's normal operating requirements.

      UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

      UTV regularly makes commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $38,442,000 at September 30, 1994 and $28,497,000 at
December 31, 1993. UTV expects to continue to satisfy these commitments with funds provided from operations.

      UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At September 30, 1994, 638,417 shares were authorized for purchase. Since January 1, 1992, through September 30, 1994, 723,108 shares were purchased for an aggregate cost of $25,021,000, of which 193,422 shares were purchased during the first nine months of 1994 for an aggregate cost of $9,224,000.

     UTV's commitments for capital expenditures at September 30, 1994 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditure requirements for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
- - - ---------------------

      UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Third quarter net income totaled $7,479,000, or $.75 per share, compared to $7,253,000, or $.72 per share, in last year's third quarter. Excluding after tax income associated with
UTV's former holdings of Time Warner Inc. securities, 1993 third quarter net income was $6,552,000, or $.65 per share. The 14% increase in income excluding Time Warner amounts primarily reflects an increase in operating income.

      Continued strong demand for television advertising resulted in a 19% increase in revenues, to $34,426,000 from last year's $28,950,000. Operating income rose 6% to a third quarter record $10,374,000, from $9,763,000 last year, despite a 25% increase in expenses. The expense increase reflects a 36% increase in program related expenses (primarily expense associated with new program development) and a new $438,000 management fee expense paid BHC.

      Other dividend and interest income for the quarter increased to $1,830,000, from $1,239,000 in 1993, primarily reflecting increased holdings of marketable securities.

      Net income for the first nine months of 1994 was $22,669,000, or $2.25 per share, compared to $34,788,000, or
$3.42  per  share,  last year.  Excluding after  tax  income associated with UTV's former holdings of Time Warner securities, 1994 nine month net income increased 41% from $16,045,000, or $1.58 per share, last year.

       The significant improvement in 1994 nine months earnings from operations also reflects a strong increase in revenues. Net revenues for the period increased 14% to $104,306,000, from $91,575,000 last year. The revenue increase is primarily attributable to increased demand for television advertising. Operating income for the period was $32,776,000, a 37% increase from last year's $23,937,000.

      Other dividend and interest income for the nine month period increased to $5,018,000, from $3,933,000 last year.


            UNITED TELEVISION, INC. AND SUBSIDIARIES
                  PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
- - - -------------------------------------------

    (a)   None.

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.

                     SIGNATURE

            Pursuant  to the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED TELEVISION, INC.

(Registrant)





Date: November 10, 1994                                  By:
/s/ Garth S. Lindsey
     ------------------                                    -
- - - --------------------

Garth S. Lindsey

Executive Vice President
                                                         and
Chief Financial

Officer (Principal

Financial and Accounting

Officer)
10Q9a