Form 10-K405
UNITED TELEVISION INC
filed 1995-03-29
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         -----------------------

                                FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1994

                                   OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from __________ to __________

                      Commission file number 0-9786

                         UNITED TELEVISION, INC.
         (Exact name of registrant as specified in its charter)

         Delaware                                    41-0778377
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

132 S. Rodeo Drive, Fourth Floor
        Beverly Hills, California                      90212
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (310) 281-4844

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, $.10 par value
                            (Title of class)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ X ]   No  [    ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1995, was approximately $236,600,000.

   As of February 28, 1995 there were 9,821,221 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

   The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


            Document                                   Part

Those portions of the registrant's annual               II
report to stockholders for the fiscal year ended December 31, 1994 (the "Annual
Report") that are specifically identified herein as incorporated by reference into this Form 10-K.

Those portions of the registrant's proxy                III
statement for the registrant's 1995 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                                  PART I

ITEM 1.      BUSINESS.

                                 General

   United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (56.1% at February 28, 1995) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (73.1% at February 28, 1995) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV operates five of BHC's eight television stations that comprise Chris-Craft's Television Division.

   At February 28, 1995, UTV had 427 full-time employees and 71 part-time employees.


                         Television Broadcasting

   UTV operates three very high frequency ("VHF") television stations and two ultra high frequency ("UHF") television stations. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

   Commercial broadcast television stations may be either affiliated with one of the three national networks (ABC, NBC and CBS) or may be independent. In addition, Fox Broadcasting Company ("Fox") has established itself as a national network by entering into affiliation agreements with independent stations in many television markets. The United Paramount Network ("UPN"), a fifth broadcast television network jointly formed by BHC and the Paramount Television Group, a unit of Viacom Inc. ("Paramount"), began broadcasting a total of four hours of original prime time programming over two nights per week, in January 1995. UTV's and BHC's, independent stations are UPN affiliates.

   The following table sets forth certain information with respect to UTV's stations and their respective markets:

                                                Total
                                                Commercial
                         DMA TV                 Stations      Commercial
Station and              House-      DMA        Operating in  Cable
Location (a)    Channel  Holds (b)   Rank (b)   Market (c)    Penetration (d)
------------    -------  ---------   --------   ------------  ---------------
KMSP               9     1,410,630     14th         4VHF          48%
  Minneapolis/                                      3UHF
     St. Paul

KTVX               4       638,450     37th         4VHF          52%
  Salt Lake City                                    2UHF

KMOL               4       627,920     39th         3VHF          64%
  San Antonio                                       3UHF

KBHK               44    2,250,600      5th         4VHF          68%
  San Francisco                                    10UHF

KUTP               45    1,132,600     19th         4VHF          54%
  Phoenix                                           4UHF

  _______________

(a) All stations are UPN affiliates (independent), except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source:
        Nielsen Media Research television households universe estimates.

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

        These differences between operating as an independent and as a major-network affiliate have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods to many independents, and would be reduced further if UPN or another such network venture should successfully provide an expanded schedule of programming to other independents. Another feature of competition between major-network affiliates and independents is created by the FCC's "prime time access rule," which effectively prevents affiliates of the major networks in the country's fifty largest markets from broadcasting more than three hours of network or "off network" entertainment and/or sports between 7 and 11 p.m., Eastern time. ("Off network" shows are reruns of network programs that are distributed to stations on a syndicated basis.) One effect of this rule is to facilitate the purchase of the rights to popular "off network" shows by independent stations (including those affiliated with Fox or UPN).
Recently, however, the FCC has begun a proceeding to consider whether to retain, eliminate or modify this rule. UTV is unable to predict the outcome of these proceedings.


        Programming

        UTV's independent stations depend heavily on independent third parties for programming, as do UTV's network affiliates for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV has begun to invest directly in the development of original programming. The aggregate amount invested through December 31, 1994 was not significant to UTV's financial position. UTV's television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

        In January 1995, UPN began broadcasting four hours of original prime time programming per week, consisting of Star Trek: Voyager, a one-hour science fiction adventure, and two half-hour comedies on Monday nights and two one-hour dramas on Tuesday nights. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and has announced plans to broadcast one hour of original children's programming on Sunday mornings, commencing in September 1995.
UPN has said that it intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin its broadcasting in other day parts.

        UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.

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

        UTV television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by a network and before it is available for broadcast by UTV stations or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after network airing.

        For many years, the FCC has restricted the ability of television networks to acquire financial interests in the production of television shows by independent sources, or to participate in the syndication of television programs, either on a first-run or an off-network basis.
These rules were based in part on concern that networks engaged in syndication would have economic incentives to discriminate against independent stations (such as those owned by UTV) in making programs available in the syndication market, either by warehousing them or favoring the network's owned or affiliated stations. Late in 1992, the United States Court of Appeals for the Seventh Circuit remanded the rules to the FCC with instructions to revisit the need for them. In
1993, the FCC adopted new rules which allow networks to acquire financial interests and passive syndication rights in off-network programs, but bar them from actively syndicating such programs in the United States or delaying the entry into syndication of any long-running prime time networked-owned series beyond the fourth year after its network debut. The new rules also bar networks from acquiring domestic financial interests or syndication rights in first-run programs, unless the network is the sole producer of the program, and prohibit networks from active domestic syndication of all first- run programs. However, these rules are scheduled to expire in November 1995, unless the FCC issues an order to the contrary. The new rules and the projected
"sunset" were upheld by the United States Court of Appeals for the Seventh Circuit on July 12, 1994. The FCC will conduct a review of whether the rules should be retained (with the burden of proof assigned to the proponents of retention) beginning in May 1995. UTV cannot predict the outcome of the proceedings in court or before the FCC.

        Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $30,061,000 as of December 31, 1994. The stations were committed for film and sports rights contracts aggregating $45,416,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E) and 8 of Notes to Consolidated Financial
Statements.

        KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

        In general, major network primary affiliation agreements are automatically renewed for two-year periods, unless advance written notice of termination is given by either the affiliate or the network.
The agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broadcast by the affiliate, the network generally pays the affiliate a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be provided with no compensation to the station.

        An affiliate may accept or reject a program offered by a network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.

        In May 1994, the Fox network persuaded the owner of some (and prospective owners of other) VHF stations that were located in large markets and were then affiliated with major networks to switch (or agree to switch) those affiliations to Fox. The sharply increased competition among networks for station affiliates (as the displaced networks have sought alternate outlets) has resulted in the negotiation of some major-network affiliation agreements with terms as long as ten years and with guaranteed compensation to the affiliate at increased levels. However, no new uniform pattern exists.


        Sources of Revenue

        The principal source of revenues for UTV stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to UTV's gross revenues vary from time to time. During the year ended December 31, 1994, national advertising contributed 46%, and local advertising contributed 46%, of total gross revenues. Most advertising contracts are short-term. Like that of the television broadcasting business, generally, UTV's business is seasonal.
In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

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


        Government Regulation

        Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended
(the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. UTV television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies.

        The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States.
Television licenses generally are issued for five-year terms. Upon application, and in the absence of a conflicting application that would require the FCC to hold a hearing, or adverse questions as to the licensee's qualifications, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

        KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KMOL and KBHK have each filed timely renewal applications, which are pending. In both cases, no competing applications have been filed, and the deadlines for filing such applications have expired. The license renewal of KMOL has been opposed by petitions challenging KMOL's compliance with FCC requirements concerning equal employment opportunity. The station has vigorously opposed the petitions, and UTV believes that the petitions are without merit. No petition to deny the KBHK renewal application has been filed, and the deadline for filing such petitions has expired. Pursuant to FCC requirements, each station's application has reported instances in which the station has exceeded the commercial limits applicable to children's programs. In the case of KBHK, these instances have been substantial;
the FCC has recently granted renewals in such cases, subject to forfeitures of as much as $80,000.

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

        FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules generally deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market.
Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC stations are deemed to reach approximately 18% of the nation's television households. To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

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

        The FCC has recently begun a proceeding to consider liberalization of the various TV ownership restrictions described above, as well as changes (not all of which would be liberalizing in effect) in the rules for attributing the licenses held by an enterprise to various parties. UTV is unable to predict the outcome of these proceedings.

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

        There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St. Paul, KMSP generally attracts a smaller viewing audience than the three VHF network-affiliated stations, but a larger viewing audience than the other independent stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks third of the six stations in terms of audience share.
KBHK generally ranks fifth in terms of audience share, behind the one independent and three network-affiliated VHF television stations, of the 14 commercial television stations in San Francisco. KUTP generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

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

        FCC regulations requiring cable television stations to carry or reserve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent. This legislation is currently being challenged in the Federal courts, and UTV cannot predict the outcome. While Federal law now generally prohibits local telephone companies from providing video programming to subscribers in their service areas, this restriction has been held constitutionally invalid by six federal district courts, and two such rulings have been affirmed by the United States Courts of Appeals for the Fourth and Ninth Circuits. Legislation eliminating or relaxing this ban has also been proposed. One version of such legislation was adopted by the House of Representatives in 1994. UTV is unable to predict the outcome of these developments.

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

        Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. Two direct broadcast satellite ("DBS") systems began service in 1994. An additional challenge is now posed by multichannel multipoint distribution services ("MMDS"). Two four-channel MMDS licenses have been granted in most television markets. MMDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service
("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a new MMDS to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

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

        The broadcasting industry is continuously faced with technological changes, competing entertainment and communications media and governmental restrictions or actions of Federal regulatory bodies, including the FCC. These technological changes may include the introduction of digital compression by cable systems that would significantly increase the number and availability of cable program services with which UTV stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of UTV.


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

        KBHK's transmitter is located on Mt. Sutro, as part of the Sutro
Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in February 2005 and is renewable for two five year periods.

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


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of UTV, as of February 28, 1995, are as follows:

                           Positions with UTV; principal        Has served
                           occupation; and age as of            as officer
     Name                      February 28, 1995                   since
     ----                  -----------------------------        ----------
Herbert J. Siegel          Chairman of the Board; Chairman         1982
                           of the Board and President,
                           Chris-Craft and BHC; 66

Evan C Thompson            President and Chief Executive           1983
                           Officer; Executive Vice President
                           and President, Television Division,
                           Chris-Craft; 52

Laurey J. Barnett          Vice President and Director of          1987
                           Programming; 35

Garth S. Lindsey           Executive Vice President, Chief         1977
                           Financial Officer and Secretary; 50

Thomas L. Muir             Treasurer and Controller; 46            1981

John C. Siegel             President, UTV of San Francisco,        1983
                           Inc., which owns KBHK; Senior Vice
                           President, Chris-Craft; 42

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

                                PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.

        The information appearing in the Annual Report under the caption STOCK PRICE, DIVIDEND AND RELATED INFORMATION is incorporated herein by this reference.


ITEM 6.      SELECTED FINANCIAL DATA.

        The information appearing in the Annual Report under the caption SELECTED FINANCIAL DATA is incorporated herein by this reference.


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

                                PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS--Nominees of the Board of Directors is incorporated herein by this reference. Information relating to UTV's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.


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

             2. The schedule and report of independent accountants thereon, listed in the Index to Consolidated Financial Statements and Schedules.

             3. Exhibits listed in the Exhibit Index, including the compensatory plans listed below:

                  -  Benefit Equalization Plan
                  -  1988 Stock Option Plan

        (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                               SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1995


                                  UNITED TELEVISION, INC.
                                  -----------------------
                                       (Registrant)

                                  By:   EVAN C THOMPSON
                                        -----------------
                                        Evan C Thompson
                                        President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature and Title                     Date


   HERBERT J. SIEGEL                       March 29, 1995
   ---------------------
   Herbert J. Siegel
   Chairman and Director


   EVAN C THOMPSON                         March 29, 1995
   ---------------------
   Evan C Thompson
   President, Chief Executive
     Officer and Director
     (principal executive
     officer)


   GARTH S. LINDSEY                        March 29, 1995
   ---------------------
   Garth S. Lindsey
   Executive Vice President,
     Chief Financial Officer
     and Secretary (principal
     financial and accounting
     officer)


   LAWRENCE R. BARNETT                     March 29, 1995
   ---------------------
   Lawrence R. Barnett
   Vice Chairman and Director


   JOHN L. EASTMAN                         March 29, 1995
   ---------------------
   John L. Eastman
   Director


   JAMES D. HODGSON                        March 29, 1995
   ---------------------
   James D. Hodgson
   Director


   NORMAN PERLMUTTER                       March 29, 1995
   ---------------------
   Norman Perlmutter
   Director


   ABRAHAM A. RIBICOFF                     March 29, 1995
   ---------------------
   Abraham A. Ribicoff
   Director


   HOWARD F. ROYCROFT                      March 29, 1995
   ---------------------
   Howard F. Roycroft
   Director


   ROCCO C. SICILIANO                      March 29, 1995
   ---------------------
   Rocco C. Siciliano
   Director


   JOHN C. SIEGEL                          March 29, 1995
   ---------------------
   John C. Siegel
   Director

                UNITED TELEVISION, INC. AND SUBSIDIARIES

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Accountants

   Consolidated Balance Sheets - December 31, 1994 and 1993

   Consolidated Statements of Income - For the Years
    Ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Cash Flows - For the Years
    Ended December 31, 1994, 1993 and 1992

   Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1994, 1993 and 1992

   Notes to Consolidated Financial Statements


SCHEDULES:

   Report of Independent Accountants on Financial Statement Schedule

        II.  Valuation and Qualifying Accounts

   Schedules other than that listed above have been omitted since the information is not applicable, not required or is included in the respective financial statements or notes thereto.

    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 1995 appearing on page 19 of the 1994 Annual Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedule as of December 31, 1994 and 1993, and the years then ended, listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PRICE WATERHOUSE LLP

Century City, California
February 10, 1995

                                                                 Schedule II

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                           (In Thousands of Dollars)

         Column A                 Column B            Column C             Column D       Column E

                                                      Additions
                                                ----------------------
                                  Balance at    Charged to    Charged                     Balance
                                  Beginning     Costs and     to Other                    at End of
        Description               of Period     Expenses      Accounts     Deductions     Period
        -----------               ----------    ----------    --------     ----------     ---------
Year ended December 31, 1994:
 Allowance for doubtful accounts   $ 1,998        $ 275        $ ---       $  (279)(a)     $ 1,994

Year ended December 31, 1993:
 Allowance for doubtful accounts   $ 1,716        $ 551        $ ---       $  (269)(a)     $ 1,998

Year ended December 31, 1992:
 Allowance for doubtful accounts   $ 1,460        $ 740        $ ---       $  (484)(a)     $ 1,716

  (a) Accounts written off, net of recoveries.

                          EXHIBIT INDEX

Incorporated by
Reference to:              Exhibit No.      Exhibit
---------------            -----------      -------
Exhibit 3(a) [1]               3.1          Restated Certificate
                                            of Incorporation

Exhibit 3(b) [2]               3.2          Restated By-Laws

Exhibit A to registrant's     10.1          1988 Stock Option Plan
Proxy Statement dated
March 23, 1988 (File
No. 0-9786)

Exhibit 10(a)(1) [7]          10.2          Amendment No. 1 thereto

Exhibit 10(i) [3]             10.3          Employment Agreement, dated
                                            January 1, 1981, between
                                            registrant and Garth S. Lindsey,
                                            as amended

Exhibit 10(m) [3]             10.4          Employment Agreement, dated
                                            January 1, 1981, between
                                            registrant and Thomas L. Muir,
                                            as amended

Exhibit 10(t) [4]             10.5          Note dated as of January 6, 1984
                                            in the original principal amount
                                            of $200,000 from Garth S.
                                            Lindsey, as maker, to registrant,
                                            as payee

Exhibit 10(n)(2) [5]          10.6          Revision and Extension Agreement
                                            dated as of December 19, 1988
                                            from Garth S. Lindsey, as maker,
                                            to registrant, as payee

Exhibit 10(u) [4]             10.7          Note dated as of January 25, 1984
                                            in the original principal amount
                                            of $100,000 from Thomas L. Muir,
                                            as maker, to registrant, as payee

Exhibit 10(o)(2) [5]          10.8          Revision and Extension Agreement
                                            dated as of December 20, 1988
                                            from Thomas L. Muir as maker to
                                            registrant, as payee

Exhibit 10(s) [6]             10.9          Benefit Equalization Plan of
                                            registrant

 *                            13            Portions of the Annual Report
                                            incorporated by reference

 *                            21            Subsidiaries of registrant

 *                            23            Consent of Price Waterhouse LLP

 *                            27            Financial Data Schedule

_______________________

 *   Filed herewith.

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


