Form 10-Q
period 1995-03-31
UNITED TELEVISION INC
filed 1995-05-15
CIK 352942

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1995
                                       ---------------

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from        to

                  Commission file number 0-9786
                  -----------------------------

                     UNITED TELEVISION, INC.
                     -----------------------
     (Exact name of registrant as specified in its charter)

DELAWARE                                 41-0778377
- - - - - - --------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

132 S. Rodeo Drive, Fourth Floor, Beverly Hills, CA 90212
- - - - - - ---------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

                         (310) 281-4844
                         --------------
  (Registrant's telephone number, including area code)

                         Not Applicable
                         --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                                 ----  ----

As of May 11, 1995, there were 9,825,138 shares of the registrant's common stock outstanding.

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands)

                                     March 31,  December 31,
                                       1995        1994
                                     --------   ------------
                                   (Unaudited)
ASSETS
- - - - - - ------
Current Assets:
   Cash and cash equivalents          $ 22,476     $ 44,494
   Marketable securities               166,460      137,549
   Accrued interest receivable             613        2,005
   Accounts receivable, net             28,140       36,021
   Film contract rights                 18,771       21,555
   Deferred tax benefit                  4,138        3,393
   Prepaid expenses and other
      current assets                     2,039        1,760
                                      --------     --------
      Total current assets             242,637      246,777
                                       -------      -------
Marketable Securities, noncurrent       24,254       20,099
                                       -------      -------
Film Contract Rights, noncurrent         7,671        8,506
                                       -------      -------
Property and Equipment, net             16,095       16,703
                                       -------      -------
Intangible Assets, net                  12,831       12,984
                                       -------       ------
Other Assets                               616          607
                                       -------       ------
                                      $304,104     $305,676
                                      ========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - - - - - ----------------------------------------
Current Liabilities:
   Film contracts payable             $ 19,232     $ 21,535
   Accounts payable                      3,719        3,256
   Dividends payable                     4,911        -
   Accrued expenses                     12,382       15,728
   Income taxes payable                 15,083       12,753
                                      --------     --------
      Total current liabilities         55,327       53,272
                                      --------     --------
Film Contracts Payable after One Year   21,781       23,153
                                      --------     --------
Other Liabilities                        3,542        1,330
                                      --------     --------
Shareholders' Investment:
   Preferred stock $1.00 par value       -            -
   Common stock $.10 par value             999          998
   Additional paid-in-capital              579          133
   Retained earnings                   230,996      228,181
   Treasury stock, at cost              (9,809)       -
   Increase (reduction) to reflect
     marketable securities at fair value   689       (1,391)
                                      --------     --------
                                       223,454      227,921
                                      ---------    --------
                                      $304,104     $305,676
                                      =========    ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.


              UNITED TELEVISION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited-in thousands except per share data)

(CAPTION)                             For the Three Months
                                        Ended March 31,
                                      ------------- -------
                                        1995         1994
                                      --------     --------
Net Revenues                          $ 36,932     $ 32,107
                                      --------     --------

Expenses:
   Operating                            14,661       13,721
   Selling, general and administrative  11,412        8,994
                                      --------     --------
                                        26,073       22,715
                                      --------     --------
       Operating income                 10,859        9,392

Interest and Other Income                2,567        1,458
                                      --------     --------
     Income before income taxes         13,426       10,850
Income Tax Provision                    (5,700)      (4,475)
                                      --------     --------
     Net income                       $  7,726     $  6,375
                                      ========     ========

Net Income per Share                  $    .78     $    .63
                                      ========     ========
Average Outstanding Common Shares        9,900       10,148
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)

                                      For the Three Months
                                        Ended March 31,
                                      ---------------------
                                         1995        1994
                                      --------     --------
Cash Flows from Operating Activities:
   Net income                         $  7,726     $  6,375
   Adjustment to reconcile net income
     to net cash provided from operating
     activities:
      Film contract payments            (6,159)     (10,978)
      Film contract amortization         4,528        6,149
      Depreciation and
       other amortization                1,170        1,183
      (Gain) loss on disposition of
       marketable securities               (24)         230
      Changes in assets and liabilities:
       Accounts receivable               7,881        7,588
       Prepaid and other assets          2,680        1,029
       Accounts payable and
        accrued expenses                (2,883)      (1,561)
       Income taxes payable              2,388        1,816
                                      --------     --------
          Net cash provided from
           operating activities         17,307       11,831
                                      --------     --------
Cash Flows from Investing Activities:
   Purchase of marketable securities,
    net                                (29,554)      (4,565)
   Capital expenditures                   (409)      (1,405)
                                      --------     --------
           Net cash used in investing
            activities                 (29,963)      (5,970)
                                      --------     --------




Cash Flows from Financing Activities:
    Proceeds from exercise of employee
     stock options                         447          467
    Purchase of treasury stock          (9,809)        (838)
                                      --------     --------
           Net cash used in financing
            activities                  (9,362)        (371)
                                      --------     --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                     (22,018)       5,490
Cash and Cash Equivalents at
  Beginning of Period                   44,494       11,952
                                      --------     --------

Cash and Cash Equivalents at
  End of Period                       $ 22,476     $ 17,442
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

       The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (56.1% at March 31, 1995) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

      The financial information included herein has been prepared by UTV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, UTV believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in UTV's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for this interim period are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

2.   MARKETABLE SECURITIES:

       Marketable  securities  include  the  following   (in
thousands):
[CAPTION]

                                      Fair
                                      Value      Cost
                                     -------    ------
Current Assets:
  March 31, 1995
     U.S. Government securities      $156,473   $159,903
     Global government bond fund       10,600     10,974
                                     --------   --------
                                     $167,073   $170,877
                                     ========   ========



   December 31, 1994:
     U.S. Government securities      $129,464   $134,131
     Global government bond fund       10,090     10,883
                                     --------   --------
                                     $139,554   $145,014
                                     ========   ========
Long-term Assets:
   March 31, 1995
     BHC Class A common stock        $ 16,705   $ 11,325
     Other marketable equity
       securities                       7,549      7,369
                                     --------   --------
                                     $ 24,254   $ 18,694
                                     ========   ========
   December 31, 1994:
     BHC Class A common stock        $ 16,648   $ 11,325
     Other marketable equity
       securities                       3,451      3,650
                                     --------   --------
                                     $ 20,099   $ 14,975
                                     ========   ========

        The  following  table  provides  certain  additional
information related to UTV's marketable securities as of and for the quarter ended March 31, 1995 (in thousands):
                                    Debt       Equity
                                 Securities  Securities
                                 ----------  ----------
Maturing within two years         $119,951   $  -
Maturing in two to four years       36,522      -
Gross unrealized holding gains         111      5,659
Gross unrealized holding losses      4,529         99
Sales proceeds                      13,128        519
Realized gains                       -             24
Realized losses                      -

       For  purposes of computing realized gains and losses,
cost   was  determined  using  the  specific  identification
method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash  paid  for income taxes for the first quarter  of
1994   and   1993   totaled   $3,312,000   and   $2,659,000,
respectively.





4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $49,926,000 at March 31, 1995.

            UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
- - - - - - -------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $1,631,000 in the first quarter of 1995 and by $4,829,000 in the first quarter of
1994)and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first quarter of 1995, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

      UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 1994 totaled $17,307,000, and cash and marketable securities increased $11,048,000 to $213,190,000 at March 31, 1995.

      Working capital decreased $6,195,000 during the first quarter of 1995 to $187,310,000 at March 31, 1995, primarily reflecting cash used to acquire treasury shares and the accrual for payment in April of UTV's first dividend of $.50 per share, which more than offset cash flow from operations. Working capital at March 31, 1995 remains substantially in excess of UTV's normal operating requirements.

      UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion. In March 1995, UTV announced its intention to form a television national sales representative organization which will initially be appointed the exclusive national sales representative for the eight UTV and BHC stations. Funds to establish and operate this new entity will be provided from operations.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $49,926,000 at March 31, 1995 and $45,416,000 at
December 31, 1994. UTV expects to continue to satisfy these commitments with funds provided from operations.

      UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At March
31, 1995, 1,459,117 shares were authorized for purchase. Since January 1, 1993, through March 31, 1995, 724,908 shares were purchased for an aggregate cost of $30,900,000, of which 166,300 shares were purchased during the first quarter of 1995 for an aggregate cost of $9,809,000.

     UTV's commitments for capital expenditures at March 31, 1995 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditure requirements for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
- - - - - - ---------------------
      UTV's primary source of revenue is the sale to advertisers of time on its five television stations. First quarter net income totaled $7,726,000, or $.78 per share, a 21% increase over last year's first quarter net income of $6,375,000, or $.63 per share.

      The substantial increase in net income reflects a strong increase in revenues, largely offset by an increase in operating expenses. Net revenue for the quarter increased 15% to a record $36,972,000, from $32,107,000 in
1994. The increase is primarily attributable to continuing strong demand for television advertising time, resulting in higher per unit rates. After a 15% increase in operating expenses, operating income totaled a record $10,859,000, a 16% increase from last year's $9,392,000. The increase in operating expenses resulted primarily from costs associated with new program development, management fees not included in last year's quarter, higher selling and promotion expenses and the favorable resolution in 1994 of a disputed music license fee arrangement.

      Interest and other income for the quarter increased to $2,567,000, from $1,458,000 in 1994, reflecting higher cash balances invested at greater yields.

            UNITED TELEVISION, INC. AND SUBSIDIARIES
                  PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.
- - - - - - -------------------------------------------

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




Date:  May 12, 1995            By: /s/ Garth S. Lindsey
     --------------               ---------------------
                                  Garth S. Lindsey
                                   Executive Vice President
                                   and Chief Financial
                                   Officer (Principal
                                   Financial and Accounting
                                   Officer)

10q3a