Form 10-Q
period 1995-06-30
UNITED TELEVISION INC
filed 1995-08-10
CIK 352942

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-Q
(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995
                                       ---------------

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                  Commission file number 0-9786
                  -----------------------------

                     UNITED TELEVISION, INC.
                     -----------------------
   (Exact name of registrant as specified in its charter)

DELAWARE                                 41-0778377
--------                                 ----------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

132 South Rodeo Drive - Fourth Floor
Beverly Hills, California                      90212
-------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

                        (310) 281-4844
                        ---------------
  (Registrant's telephone number, including area code)

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

As of August 8, 1995, there were 9,688,270 shares of the registrant's common stock outstanding.

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands)
                                                          June 30,   December 31,
                                                            1995        1994
                                                        ----------   ------------
                                                        (Unaudited)
ASSETS
------
Current Assets:
   Cash and cash equivalents                             $ 25,152     $ 44,494
   Marketable securities                                  163,416      137,549
   Accrued interest receivable                              2,352        2,005
   Accounts receivable, net                                33,396       36,021
   Film contract rights                                    17,426       21,555
   Deferred tax benefit                                     3,156        3,393
   Prepaid expenses and other
      current assets                                        2,654        1,760
                                                         --------     --------
      Total current assets                                247,552      246,777
                                                         --------     --------
Marketable Securities, noncurrent                          26,238       20,099
                                                         --------     --------
Film Contract Rights, noncurrent                            7,987        8,506
                                                         --------     --------
Property and Equipment, net                                15,812       16,703
                                                         --------     --------
Intangible Assets, net                                     12,679       12,984
                                                         --------     --------
Other Assets                                                  696          607
                                                         --------     --------
                                                         $310,964     $305,676
                                                         ========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                                $ 19,012     $ 21,535
   Accounts payable                                         5,197        3,256
   Accrued expenses                                        12,423       15,728
   Income taxes payable                                    12,628       12,753
                                                         --------     --------
      Total current liabilities                            49,260       53,272
                                                         --------     --------
Film Contracts Payable after One Year                      23,641       23,153
                                                         --------     --------
Other Liabilities                                           4,252        1,330
                                                         --------     --------
Shareholders' Investment:
   Preferred stock $1.00 par value                           -            -
   Common stock $.10 par value                              1,001          998
   Additional paid-in capital                               1,194          133
   Retained earnings                                      242,310      228,181
   Treasury stock, at cost                                (13,951)        -
   Adjustment to reflect marketable
      securities at fair value                              3,257       (1,391)
                                                         --------     --------
                                                          233,811      227,921
                                                         --------     --------
                                                         $310,964     $305,676
                                                         ========     ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       UNITED TELEVISION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Unaudited-in thousands except per share data)
                                         Three Months             Six Months
                                        Ended June 30,           Ended June 30,
                                      -------------------      ------------------
                                        1995       1994          1995       1994
                                      --------   --------      --------  --------

Net Revenues                          $ 42,113   $ 37,773      $ 79,045  $ 69,880
                                      --------   --------      --------  --------

Expenses:
   Operating                            14,382     14,610        29,043    28,331
   Selling, general and administrative  11,490     10,153        22,902    19,147
                                      --------   --------      --------  --------
                                        25,872     24,763        51,945    47,478
                                      --------   --------      --------  --------
       Operating income                 16,241     13,010        27,100    22,402

Interest and Other Income                2,323      1,730         4,890     3,188
                                      --------   --------      --------  --------
       Income before income taxes       18,564     14,740        31,990    25,590

Income Tax Provision                    (7,250)    (5,925)      (12,950)  (10,400)
                                      --------   --------      --------  --------
       Net income                     $ 11,314   $  8,815      $ 19,040  $ 15,190
                                      ========   ========      ========  ========
Net Income per Share                  $   1.15   $   0.87      $   1.93  $   1.50
                                      ========   ========      ========  ========
Average Outstanding Common Shares        9,821     10,121         9,860    10,135
                                      ========   ========      ========  ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)
                                                                  Six Months
                                                                 Ended June 30,
                                                               ------------------
                                                                 1995      1994
                                                               --------  --------
Cash Flows from Operating Activities:
  Net income                                                   $ 19,040  $ 15,190
  Adjustments to reconcile net income
    to net cash provided from operating
    activities:
     Film contract payments                                     (11,777)  (19,211)
     Film contract amortization                                  11,479    12,566
     Depreciation and other amortization                          2,328     2,384
     (Gain) loss on dispositions of
       marketable securities                                        (47)      230
     Changes in assets and liabilities:
       Accounts receivable                                        2,625     2,085
       Prepaid and other assets                                   1,581       426
       Accounts payable and
         accrued expenses                                        (1,364)   (2,091)
       Income taxes payable                                         (67)     (665)
                                                               --------  --------
         Net cash provided from
           operating activities                                  23,798    10,914
                                                               --------  --------
Cash Flows from Investing Activities:
  Purchases of marketable securities, net                       (24,210)   (6,268)
  Capital expenditures                                           (1,132)   (2,202)
                                                               --------  --------
         Net cash used in investing
           activities                                           (25,342)   (8,470)
                                                               --------  --------
Cash Flows from Financing Activities:
  Dividends paid                                                 (4,911)     -
  Proceeds from exercise of employee
    stock options                                                 1,064       521
  Purchase of treasury stock                                    (13,951)   (2,499)
                                                               --------  --------
         Net cash used in financing
           activities                                           (17,798)   (1,978)
                                                               --------  --------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                              (19,342)      466

Cash and Cash Equivalents at
  Beginning of Period                                            44,494    11,952
                                                               --------  --------

Cash and Cash Equivalents at
  End of Period                                                $ 25,152  $ 12,418
                                                               ========  ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (56.3% at June 30, 1995) subsidiary of BHC Communications, Inc., a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

Marketable securities include the following (in
thousands):
                                     Fair
                                     Value      Cost
                                   --------   --------
Current Assets:
   June 30, 1995
     U.S. Government securities    $154,927   $154,389
     Global government bond fund     10,841     10,974
                                   --------   --------
                                   $165,768   $165,363
                                   ========   ========
   December 31, 1994:
     U.S. Government securities    $129,464   $134,131
     Global government bond fund     10,090     10,883
                                   --------   --------
                                   $139,554   $145,014
                                   ========   ========
Long-term Assets:
   June 30, 1995
     BHC Class A common stock      $ 18,205   $ 11,325
     Other marketable equity
       securities                     8,033      7,563
                                   --------   --------
                                   $ 26,238   $ 18,888
                                   ========   ========
   December 31, 1994:
     BHC Class A common stock      $ 16,648   $ 11,325
     Other marketable equity
       securities                     3,451      3,650
                                   --------   --------
                                   $ 20,099   $ 14,975
                                   ========   ========

     The following table provides certain additional
information related to UTV's marketable securities as
of and for the six months ended June 30, 1995 (in
thousands):
                                    Debt       Equity
                                Securities  Securities
                                ----------  ----------
Maturing within two years       $115,223    $   -
Maturing in two to four years     37,352        -
Gross unrealized holding gains       305       7,361
Gross unrealized holding losses    2,119         143
Sales proceeds                    13,128         862
Realized gains                      -             47
Realized losses                     -           -

     For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the six months ended
June 30, 1995 and 1994 totaled $13,017,000 and $11,065,000,
respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet totaled $46,064,000 at June 30, 1995.

UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $298,000 and $6,645,000 in the first six months of 1995 and 1994, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first six months of 1995 and are expected to do the same for the full year.
With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first six months of 1995 totaled $23,798,000, and cash and marketable securities increased $12,664,000 during the period to $214,806,000 at June 30, 1995. UTV has a commitment to invest over time up to $40,000,000 in a management buyout limited partnership.

     Working capital increased $4,787,000 during the first six months of 1995 to $198,292,000 at June 30, 1995, primarily reflecting cash flow from operations reduced by cash expended to acquire treasury shares and in April to pay UTV's first dividend of $.50 per share. Working capital at June 30, 1995 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion. In March 1995, UTV announced its intention to form a national television sales representative organization, which initially will be appointed the exclusive national sales representative for the eight UTV and BHC stations. Funds to establish and operate this new entity will be provided from operations.

     UTV regularly makes commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $46,064,000 at June 30, 1995 and $45,416,000 at December 31,
1994. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time-to-time authorized the purchase of UTV's common shares. At June 30, 1995, 1,397,249 shares were authorized for purchase. Since January 1, 1993 through June 30, 1995, 786,776 shares were purchased for an aggregate cost of $35,042,000, of which 228,168 shares were purchased during the first six months of 1995 for an aggregate cost of $13,951,000.

     UTV's commitments for capital expenditures at June 30, 1995 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditure requirements for its present business will be funded from operations or current cash balances.
UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Second quarter net income totaled $11,314,000, or $1.15 per share, a 28% increase over last year's second quarter net income of $8,815,000, or $.87 per share.

     The substantial increase in net income reflects a strong increase in revenues, only partially offset by an increase in operating expenses. Net revenue for the quarter increased 11% to a record $42,113,000, from $37,773,000 last year. The increase is primarily attributable to continued strong demand for television advertising time, resulting in higher per unit rates. After a 4% increase in total expenses, operating income totaled a record $16,241,000, a 25% increase from last year's $13,010,000.

     Interest and other income for the quarter increased to $2,323,000, from $1,730,000 in 1994, reflecting higher cash balances invested at greater yields.

     Net income for the first six months of 1995 increased
25% to $19,040,000, or $1.93 per share, from last year's
$15,190,000, or $1.50 per share.

     The significant improvement in 1995 six months earnings from operations also reflects a strong increase in revenues. Net revenues for the period rose 13% to $79,045,000, from $69,880,000 last year. The revenue increase is primarily attributable to increased demand for television advertising. Operating income for the period was $27,100,000, a 21% increase from last year's $22,402,000.

     Interest and other income for the six month period increased to $4,890,000, from $3,188,000 last year.

                 UNITED TELEVISION, INC. AND SUBSIDIARIES
                       PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------

              UTV held its annual meeting of stockholders on April 27, 1995.

              At the meeting, the following were elected directors, by the number of votes set forth opposite their respective names:

                                                                    Broker
                                     For         Withheld         Non-votes
                                  ---------      --------         ---------
           John L. Eastman        9,189,958      136,628            - 0 -
           James D. Hodgson       9,300,450       26,166            - 0 -
           Herbert J. Siegel      9,301,362       25,254            - 0 -

              At the meeting, the selection of Price Waterhouse LLP as UTV's auditors for the current year was ratified by the following vote:

                                                                    Broker
                   For            Against        Abstain         Non-votes
                ---------         -------        -------         ---------
                9,308,258          2,730         15,628            - 0 -

              At the meeting, the 1995 Director Stock Option Plan was adopted by the following vote:

                                                                    Broker
                   For            Against        Abstain         Non-votes
                ---------         -------        -------         ---------
                8,949,218         306,181         57,599           13,618


Item 6.    Exhibits and Reports on Form 8-K.
--------------------------------------------

    (a)    None.

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     UNITED TELEVISION, INC.
                                                     -----------------------
                                                           (Registrant)




Date:  August 9, 1995                           By:  /s/ GARTH S. LINDSEY
       --------------                                ------------------------
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