Form 10-Q
period 1995-09-30
UNITED TELEVISION INC
filed 1995-11-13
CIK 352942

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                           FORM 10-Q
(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995
                                       ------------------

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                  Commission file number 1-8411
                  -----------------------------

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

As of November 8, 1995, there were 9,589,103 shares of the registrant's common stock outstanding.
                           Page 1

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands)
                                                        September 30,   December 31,
                                                            1995           1994
                                                        -------------   ------------
                                                         (Unaudited)
ASSETS
------
Current Assets:
   Cash and cash equivalents                             $ 51,874       $ 44,494
   Marketable securities                                  140,770        137,549
   Accrued interest receivable                                612          2,005
   Accounts receivable, net                                30,129         36,021
   Film contract rights                                    31,660         21,555
   Deferred tax benefit                                     2,991          3,393
   Prepaid expenses and other
      current assets                                        2,782          1,760
                                                         --------       --------
      Total current assets                                260,818        246,777
                                                         --------       --------
Marketable Securities, noncurrent                          29,358         20,099
                                                         --------       --------
Film Contract Rights, noncurrent                           13,693          8,506
                                                         --------       --------
Property and Equipment, net                                15,878         16,703
                                                         --------       --------
Intangible Assets, net                                     12,527         12,984
                                                         --------       --------
Other Assets                                                  522            607
                                                         --------       --------
                                                         $332,796       $305,676
                                                         ========       ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                                $ 27,899       $ 21,535
   Accounts payable                                         2,757          3,256
   Accrued expenses                                        21,635         15,728
   Income taxes payable                                     9,566         12,753
                                                         --------       --------
      Total current liabilities                            61,857         53,272
                                                         --------       --------
Film Contracts Payable after One Year                      28,672         23,153
                                                         --------       --------
Other Liabilities                                           6,979          1,330
                                                         --------       --------
Shareholders' Investment:
   Preferred stock $1.00 par value                           -              -
   Common stock $.10 par value                              1,002            998
   Additional paid-in capital                               1,319            133
   Retained earnings                                      248,644        228,181
   Treasury stock, at cost                                (21,257)          -
   Adjustment to reflect marketable
      securities at fair value                              5,580         (1,391)
                                                         --------       --------
                                                          235,288        227,921
                                                         --------       --------
                                                         $332,796       $305,676
                                                         ========       ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

                       UNITED TELEVISION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Unaudited-in thousands except per share data)
                                         Three Months              Nine Months
                                      Ended September 30,      Ended September 30,
                                      -------------------      -------------------
                                        1995       1994          1995       1994
                                      --------   --------      --------   --------

Net Revenues                          $ 39,075   $ 34,426      $118,120   $104,306
                                      --------   --------      --------   --------

Expenses:
   Operating                            15,240     15,016        44,283     43,347
   Selling, general and administrative  15,502      9,036        38,404     28,183
                                      --------   --------      --------   --------
                                        30,742     24,052        82,687     71,530
                                      --------   --------      --------   --------
       Operating income                  8,333     10,374        35,433     32,776

Interest and Other Income                2,276      1,830         7,166      5,018
                                      --------   --------      --------   --------
       Income before income taxes       10,609     12,204        42,599     37,794

Income Tax Provision                    (4,275)    (4,725)      (17,225)   (15,125)
                                      --------   --------      --------   --------
       Net income                     $  6,334   $  7,479      $ 25,374   $ 22,669
                                      ========   ========      ========   ========
Net Income per Share                  $   0.65   $   0.75      $   2.59   $   2.25
                                      ========   ========      ========   ========
Average Outstanding Common Shares        9,708      9,993         9,809     10,087
                                      ========   ========      ========   ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)
                                                                   Nine Months
                                                               Ended September 30,
                                                               -------------------
                                                                 1995       1994
                                                               --------   --------
Cash Flows from Operating Activities:
  Net income                                                   $ 25,374   $ 22,669
  Adjustments to reconcile net income
    to net cash provided from operating
    activities:
     Film contract payments                                     (17,905)   (26,463)
     Film contract amortization                                  18,411     18,290
     Depreciation and other amortization                          3,511      3,601
     (Gain) loss on dispositions of
       marketable securities                                       (124)       230
     Changes in assets and liabilities:
       Accounts receivable                                        5,892      5,339
       Prepaid and other assets                                  (3,459)    (1,443)
       Accounts payable and
         other liabilities                                        6,767      2,304
       Income taxes payable                                      (3,129)    (2,166)
                                                               --------   --------
         Net cash provided from
           operating activities                                  35,338     22,361
                                                               --------   --------
Cash Flows from Investing Activities:
  Purchases of marketable securities, net                          (751)    (9,472)
  Capital expenditures                                           (2,229)    (2,638)
                                                               --------   --------
         Net cash used in investing
           activities                                            (2,980)   (12,110)
                                                               --------   --------
Cash Flows from Financing Activities:
  Dividends paid                                                 (4,911)      -
  Proceeds from exercise of employee
    stock options                                                 1,190        744
  Purchases of treasury stock                                   (21,257)    (9,224)
                                                               --------   --------
         Net cash used in financing
           activities                                           (24,978)    (8,480)
                                                               --------   --------

Net Increase in Cash and
  Cash Equivalents                                                7,380      1,771

Cash and Cash Equivalents at
  Beginning of Period                                            44,494     11,952
                                                               --------   --------

Cash and Cash Equivalents at
  End of Period                                                $ 51,874   $ 13,723
                                                               ========   ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

             UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (56.8% at September 30, 1995) subsidiary of BHC Communications, Inc., a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

Marketable securities include the following (in thousands):
                                     Fair
                                     Value      Cost
                                   --------   --------
Current Assets:
   September 30, 1995
     U.S. Government securities    $130,551   $131,326
     Global government bond fund     10,831     10,974
                                   --------   --------
                                   $141,382   $142,300
                                   ========   ========
   December 31, 1994:
     U.S. Government securities    $129,464   $134,131
     Global government bond fund     10,090     10,883
                                   --------   --------
                                   $139,554   $145,014
                                   ========   ========
Long-term Assets:
   September 30, 1995
     BHC Class A common stock      $ 20,555   $ 11,325
     Other marketable equity
       securities                     8,803      7,243
                                   --------   --------
                                   $ 29,358   $ 18,568
                                   ========   ========
   December 31, 1994:
     BHC Class A common stock      $ 16,648   $ 11,325
     Other marketable equity
       securities                     3,451      3,650
                                   --------   --------
                                   $ 20,099   $ 14,975
                                   ========   ========

     The following table provides certain additional
information related to UTV's marketable securities as
of and for the nine months ended September 30, 1995
(in thousands):
                                    Debt       Equity
                                Securities  Securities
                                ----------  ----------
Maturing within two years       $117,438    $   -
Maturing in two to four years     12,501        -
Gross unrealized holding gains       289      10,790
Gross unrealized holding losses    1,675         143
Sales proceeds                    13,128       1,434
Realized gains                      -            124
Realized losses                     -           -

     For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the nine months ended
September 30, 1995 and 1994 totaled $20,354,000 and
$17,291,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet totaled $27,830,000 at September 30, 1995. UTV has a commitment to invest over time up to $40,000,000 in a management buyout limited partnership.

              UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $506,000 in the first nine months of 1995 while payments exceeded amortization by $8,173,000 in the first nine months of 1994) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first nine months of 1995 and are expected to do the same for the full year.
With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first nine months of 1995 totaled $35,338,000, and cash and marketable securities increased $19,860,000 during the period to $222,002,000 at September 30, 1995. UTV has a commitment to invest over time up to $40,000,000 in a management buyout limited partnership.

     Working capital increased $5,456,000 during the first nine months of 1995 to $198,961,000 at September 30, 1995, primarily reflecting cash flow from operations reduced by cash expended to acquire treasury shares and in April to pay UTV's first dividend of $.50 per share. Working capital at September 30, 1995 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional

                           Page 8
capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion. In July 1995, UTV formed a national television sales representative organization, which initially has been appointed the exclusive national sales representative for the eight UTV and BHC stations. Funds to establish and operate this new entity are being provided from operations.

     UTV regularly makes commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $27,830,000 at September 30, 1995 and $45,416,000 at
December 31, 1994. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time-to-time authorized the purchase of UTV's common shares. At September 30, 1995, 1,297,249 shares were authorized for purchase. Since January 1, 1993 through September 30, 1995, 886,776 shares were purchased for an aggregate cost of $51,104,000, of which 328,168 shares were purchased during the first nine months of 1995 for an aggregate cost of $21,257,000.

     UTV's commitments for capital expenditures at September 30, 1995 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditure requirements for its present business will be funded from operations or current cash balances.
UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. The television station group achieved record third quarter operating earnings. However, after one-time costs of approximately $3,700,000 associated with the start-up of UTV's national sales representative subsidiary, which began operations during the quarter, third quarter net income totaled $6,334,000, or $.65 per share, a 15% decrease from last year's third quarter net income of $7,479,000, or $.75 per share.

     Television station net revenues rose 8% for the quarter. Consolidated net revenues rose 14% to a record $39,075,000, from $34,426,000 last year, after giving effect to the sales representative subsidiary. The increase in station revenues is primarily attributable to strong demand for television advertising time, resulting in higher per

                           Page 9
unit rates. While television station operating earnings increased 5% in the third quarter, the one-time costs of $3,700,000 resulted in a decline in operating income to $8,333,000, from last year's $10,374,000.

     Interest and other income for the quarter increased to $2,276,000, from $1,830,000 in 1994, reflecting higher cash balances invested at greater yields.

     Net income for the first nine months of 1995 increased
12% to $25,374,000, or $2.59 per share, from last year's net income of $22,669,000, or $2.25 per share.

     The improvement in 1995 nine months net income also reflects a strong increase in revenues. Net revenues for the period rose 13% to $118,120,000, from $104,306,000 last year (11% excluding the new subsidiary). The increase in television station net revenues is primarily attributable to increased demand for television advertising. Television station operating earnings for the period increased 16% and operating income for the period was $35,433,000, an 8% increase, after $3,700,000 of one-time costs, from last year's $32,776,000.

     Despite the significant increase in net revenues realized at the television stations during the first nine months of 1995, UTV currently expects fourth quarter net revenues from its television stations to be less than in last year's. UTV believes that broadcast television stations in general are experiencing a reduction in the level of business for the fourth quarter.

     Interest and other income for the nine month period increased to $7,166,000, from $5,018,000 last year.

                 UNITED TELEVISION, INC. AND SUBSIDIARIES
                       PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.
--------------------------------------------

    (a)    Exhibit 27 - Financial Data Schedule.

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                     UNITED TELEVISION, INC.
                                                     -----------------------
                                                           (Registrant)





Date:  November 13, 1995                        By:  /s/ GARTH S. LINDSEY
       -----------------                             ------------------------
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