Form 10-K405
period 1995-12-31
UNITED TELEVISION INC
filed 1996-03-29
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         -----------------------

                                FORM 10-K

(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1995

                                   OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from __________ to __________

                      Commission file number 1-8411

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 1996, was approximately $346,826,000.

   As of February 29, 1996 there were 9,652,088 shares of the registrant's Common Stock outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE

         The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


              Document                              Part

   Those portions of the registrant's                II
   annual report to stockholders for
   the fiscal year ended December 31,
   1995 (the "Annual Report") that are
   specifically identified heein as
   incorporated by reference into this
   Form 10-K.

   Those portions of the registrant's                III
   proxy statement for the registrant's
   1996 Annual Meeting (the "Proxy
   Statement") that are specifically
   identified herein as incorporated by
   reference into this Form 10-K.

                                 PART I

ITEM 1.  BUSINESS.

                                             General

         United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (57.1% at February 29, 1996) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (74.4% at February 29, 1996) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV operates five of BHC's eight television stations that comprise Chris-Craft's Television Division.

         At February 29, 1996, UTV had 517 full-time employees and 72 part-time employees.


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

         Commercial broadcast television stations may be either affiliated with one of the three major national networks (ABC, NBC and CBS); three more recently established national networks (Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), and The WB Network ("WB")), which provide substantially fewer hours of programming; or may be independent. UPN, formed by BHC, along with the Paramount Television Group, a unit of Viacom Inc., began broadcasting a total of four hours of original prime time programming over two nights per week in January 1995 and expanded to a third night in March 1996. UTV and BHC stations that had formerly been independent are now UPN affiliates.

         The following table sets forth certain information with respect to UTV stations and their respective markets:

                                                Total
                                                Commercial
                         DMA TV                 Stations      DMA
Station and              House-      DMA        Operating in  Cable TV
Location (a)    Channel  Holds (b)   Rank (b)   Market (c)    Penetration (d)
------------    -------  ---------   --------   ------------  ---------------
KMSP               9     1,412,030     14th         4VHF          50%
  Minneapolis/                                      3UHF
     St. Paul

KTVX               4       656,060     36th         4VHF          54%
  Salt Lake City                                    2UHF

KMOL               4       638,080     37th         3VHF          64%
  San Antonio                                       3UHF

KBHK               44    2,257,210      5th         4VHF          70%
  San Francisco                                    10UHF

KUTP               45    1,169,530     17th         4VHF          57%
  Phoenix                                           4UHF

_______________

(a) All stations are UPN affiliates, except for KTVX, an ABC affiliate, and KMOL, an NBC affiliate.

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

         Television stations derive their revenues primarily from selling advertising time. The television advertising sales market consists primarily of national network advertising, national spot advertising and local spot advertising. An advertiser wishing to reach a nationwide audience usually purchases advertising time directly from the national networks, "superstations" (i.e., broadcast stations carried by cable operators in areas outside their broadcast coverage area), barter program syndicators, national basic cable networks, or "unwired" networks (groups of otherwise unrelated stations whose advertising time is combined for national sale). A national advertiser wishing to reach a particular regional or local audience usually buys advertising time from local stations through national advertising sales representative firms having contractual arrangements with local stations to solicit such advertising.
Local businesses generally purchase advertising from the stations' local sales staffs.

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



         Within a DMA, the advertising rates charged by competing stations depend primarily on three factors: the stations' program ratings, the time of day the advertising will run, and the demographic qualities of a program's viewers (primarily age and sex). Ratings data for television markets are measured by A.C. Nielsen Co. ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all television households in the entire DMA tuned to a particular station, and a share point represents one percent of all television households within the DMA actually using at least one television set at the time of measurement and tuned to the station in question.

         Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M.
Eastern/Pacific time), their affiliates generally (but do not always) achieve higher audience shares, but have substantially less advertising time ("inventory") to sell, during those hours, than affiliates of the newer networks or independent stations, since the major networks use almost all of their affiliates' prime time inventory for network shows.
Although the newer networks generally use the same amount of their affiliates' inventory during network broadcasts, the newer networks provide less programming; accordingly, their affiliates, as well as non-affiliated stations, generally have substantially more inventory for sale than the major-network affiliates. The newer network affiliates' and independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the new-network or independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, total programming costs for such a station, because it broadcasts more syndicated programming than a major-network affiliate, are generally higher than those of a major-network affiliate in the same market. These differences have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods, and would be reduced further if the other newer networks should be successful in providing expanded schedules of programming.

         In July 1995, the FCC repealed, effective August 30, 1996, its prime time access rule, which limited broadcasts, by major-network affiliates in the 50 largest markets, of "off network" entertainment programming. Among other effects, elimination of this rule is expected to increase the competition faced by new-network affiliates and independent stations in bidding for the rights to popular "off network" shows.


         Programming

         UTV's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts.
Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1995 was not significant to UTV's financial position. UTV television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

         In January 1995, UPN began broadcasting four hours of original prime time programming per week, of which one hour consists of Star Trek:
Voyager, a science fiction adventure. In March 1996, UPN increased its weekly prime time programming to six hours. The network also broadcasts two hours of previously exhibited movies on Saturday afternoons and one hour of original children's programming on Sunday mornings, which it plans to increase to two hours, commencing in September 1996. UPN intends, over the next several years, to expand its prime time programming to five nights per week, as well as to begin broadcasting in other day parts.

         UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.




         Programs obtained from independent sources consist principally of syndicated television shows, many of which have been shown previously on a major network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network or cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Television stations not affiliated with a major network generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

         Licenses for syndicated programs are often offered for cash sale
(i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Barter programming is offered to stations for no cash consideration, but comes with a greater number of commercials that must be broadcast, and therefore, with less inventory.

         In recent years, the amount of barter and cash plus barter programming broadcast both industry-wide and by UTV stations has increased substantially. Barter and cash plus barter programming reduce both the amount of cash required for program purchases and the amount of time available for sale. Although the direct impact on broadcasters' operating income generally is believed to be neutral, program distributors that acquire barter air time compete with television stations and broadcasting networks for sales of air time. UTV believes that the effect of barter on its television stations is not significantly different from its impact on the industry as a whole.

         UTV television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broadcast by UTV stations or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after initial network airing.
FCC rules limiting the ability of major networks to acquire financial interests in independently produced programming or prohibiting such networks from syndicating programs terminated in 1995. Elimination of the restraints is expected to result in increased competition by the major networks for production and syndication of first-run programming.

         Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $35,286,000 as of December 31, 1995. The stations were committed for film and sports rights contracts aggregating $40,340,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E), 3 and 9 of Notes to Consolidated Financial Statements.

         KTVX and KMOL are primary affiliates of their respective networks.
Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.



         Generally, in the past, major network primary affiliation agreements were automatically renewed for two-year periods (unless advance written notice of termination was given by either the affiliate or the network).
More recently, however, most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV is discussing long-term affiliation agreements for KTVX and KMOL. Current FCC rules do not limit the duration of such agreements.

         An affiliation agreement gives the affiliate the right to broadcast all programs transmitted by the network. The affiliate must run in its entirety, together with all network commercials, any network programming the affiliate elects or is required to broadcast, and is allowed to broadcast a limited number of commercials it has sold. For each hour of programming broadcast by the affiliate, the major networks generally have paid their affiliates a fee, specified in the agreement (although subject to change by the network), which varies in amount depending on the time of day during which the program is broadcast and other factors. Prime time programming generally earns the highest fee. A network may, and sometimes does, designate certain programs to be broadcast with no compensation to the station.

         Subject to certain limitations contained in the affiliation agreement, an affiliate may accept or reject a program offered by the network and instead broadcast programming from another source. Rejection of a program gives the network the right to offer that program to another station in the area.


         Sources of Revenue

         The principal source of revenues for UTV stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to UTV's gross cash advertising revenues vary from time to time. During the year ended December 31, 1995, national advertising contributed 37%, and local advertising contributed 63%, of total gross cash advertising revenues. Most advertising contracts are short-term.
Like that of the television broadcasting business generally, UTV's television business is seasonal. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

         Advertising is generally placed with UTV stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. In July 1995, UTV established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all UTV and BHC stations. Practices with respect to sale of advertising time do not differ markedly between UTV's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.


         Government Regulation

         Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the
"Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. UTV television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Telecommunications Act of 1996
(the "Telecom Act"), some provisions of which have been incorporated into the FCC's rules and regulations during the past month, and other provisions of which will be incorporated over the next several months.



         The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally have been issued for five-year terms, but the Telecom Act permits the FCC to issue such licenses and their renewals for up to eight years. Upon application, and in the absence of adverse questions as to the licensee's qualifications or operations, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

         KMSP's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KBHK's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998. In September 1995, an administrative appeal of the grant of KMOL's renewal was filed, challenging the FCC staff's determination that KMOL had complied with FCC requirements concerning equal employment opportunity. KMOL has vigorously opposed this appeal, which UTV believes is without merit.

         Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station generally will not be granted to any party (or parties under common control), if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station ownership combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast stations, and in certain other circumstances. The Telecom Act directs the FCC to extend this waiver policy to the top 50 markets, consistent with the public interest, and to conduct a rule-making proceeding to determine whether to retain or modify the current restriction on same-market multiple television station ownership.

         FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. Prior to adoption of the Telecom Act, FCC rules had deemed such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to UHF stations KBHK and KUTP, the eight BHC stations are deemed to reach approximately 18% of the nation's television households. The Telecom Act directed the FCC to eliminate the numerical limitation on television station ownership and to increase the maximum national audience reach limit to 35%, and the FCC has adopted such changes. The FCC is also considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

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

         The FCC has begun a proceeding to consider modification of the various TV ownership restrictions described above, as well as changes in the rules for attributing the licenses held by an enterprise to various parties. UTV cannot predict the outcome of the FCC proceedings.

         FCC regulations currently prevent a national sales representative organization, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network. FCC regulations also place restrictions on provisions of agreements between networks and their affiliates relating to network exclusivity, territorial exclusivity, time optioning, and pre-emption rights. The FCC is conducting rule-making proceedings to consider whether to retain, modify, or eliminate these regulations. UTV is unable to predict the outcome of these proceedings.

         As required by the Telecom Act, the FCC recently amended another of its regulations, the dual network rule, which generally had prohibited common ownership or control of two television broadcast networks. Ownership and control of two or more such networks will now be permitted, except for common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and either UPN or WB.

         The Telecom Act directs the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-chip) designed to enable viewers to block display of programs carrying a common rating and authorizes the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. Industry leaders have announced their intention to establish a voluntary rating system by the end of 1996. The Telecom Act also directs the FCC to adopt regulations requiring increased closed-captioning of video programming and to conduct an inquiry into the use of audio-narrated descriptions of video programming that could increase the accessibility of such programming to persons with visual impairments.

         FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regulations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station.
The FCC intends to conduct a rule-making proceeding to consider possible modification of this latter regulation.

         The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives, and entities organized under the laws of a foreign country) may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. UTV believes the ownership by aliens of its stock to be below the applicable limit.

         The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to UTV stations, currently ranging as high as $19,925 per station.



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


         Competition

         UTV television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media as well. Such competition is intense.

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

         Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network programs achieve higher ratings than programs of other stations.

         There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St.
Paul, KMSP generally attracts a smaller viewing audience than the three major VHF network-affiliated stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

         UTV stations may face increased competition in the future from additional television stations that may enter their respective markets.
See note (c) to the table under Television Broadcasting.

         Cable television has become a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a UTV station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations.
Similar competitive effects may be expected from video delivery systems offered by local telephone companies, as permitted by the provisions of the Telecom Act.

         FCC regulations requiring cable television stations to carry or reserve channels for retransmission of local broadcast signals have twice been invalidated in Federal court. In October 1992, Congress enacted legislation designed to provide television broadcast stations the right to be carried on cable television stations (and to be carried on specific cable channel positions), or (at the broadcaster's election) to prohibit cable carriage of the television broadcast station without its consent.
This law is currently being challenged in the Federal courts, and UTV cannot predict the outcome. The Telecom Act extends the must-carry requirements to the video delivery systems of local telephone companies, and these extended requirements may also be affected by the pending court challenge. While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this restriction has been held constitutionally invalid by eight federal district courts. Two such rulings have been affirmed by the United States Court of Appeals, one by the Fourth Circuit and one by the Ninth Circuit, and the Supreme Court has heard oral argument with respect to the Fourth Circuit case. This prohibition has been substantially eliminated by the Telecom Act, and the Supreme Court has consequently remanded the case to the Circuit Court for further consideration. The FCC has also initiated a rule-making proceeding to consider rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. UTV is unable to predict the outcome or effect of these developments.

         "Syndicated exclusivity" rules allow television stations to prevent local cable operators from importing distant television programming that duplicates syndicated programming in which local stations have acquired exclusive rights. In conjunction with these rules, network nonduplication rules protect the exclusivity of major-network broadcast programming within the local video marketplace. The FCC is also reviewing its "territorial exclusivity" rule, which limits the area in which a broadcaster can obtain exclusive rights to video programming. UTV believes that the competitive position of UTV stations would likely be enhanced by an expansion of broadcasters' permitted zones of exclusivity.

         Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. Two direct broadcast satellite ("DBS") systems currently provide service, and others are expected to begin service later in 1996.
The number of subscribers to DBS services more than doubled during 1995, from approximately 600,000 at the end of 1994, to approximately 1.7 million.
An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1994, wireless cable systems served about 800,000 subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS").
The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel
MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission.

         Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying enhanced and "high definition" television technology. A proceeding is under way at the FCC regarding policies concerning advanced television service, including
"high definition" service. The Telecom Act, as well as proposed federal legislation, addresses several of these issues, and some members of Congress support auctioning or otherwise charging broadcasters for use of spectrum designated for "high definition" television use. The Telecom Act, in particular, authorizes the FCC, if it chooses, to issue the initial licenses for new advanced television broadcast stations exclusively to existing television station licensees and permittees, provided that they are required to surrender either their old or new licenses after a period of time to be specified by the FCC. The Telecom Act also directs the FCC to adopt regulations regarding ancillary uses of such new licenses and the collection of fees for certain ancillary uses. UTV is unable to predict the outcome of these legislative proposals or rule-making proceedings.



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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of UTV, as of February 29, 1996, are as follows:

                             Positions with UTV;                  Has served
                             principal occupation;                as officer
     Name               and age as of February 29, 1996             since

Herbert J. Siegel       Chairman of the Board; Chairman              1982
                        of the Board and President, Chris-
                        Craft and BHC; 67

Evan C Thompson         President and Chief Executive                1983
                        Officer; Executive Vice President
                        and President, Television Division,
                        Chris-Craft; 53

Laurey J. Barnett       Vice President and Director of               1987
                        Programming; 36

Garth S. Lindsey        Executive Vice President, Chief              1977
                        Financial Officer and Secretary; 51

Thomas L. Muir          Treasurer and Controller; 47                 1981

John C. Siegel          President, UTV of San Francisco,             1983
                        Inc., which owns KBHK; Senior Vice
                        President, Chris-Craft; 43                                                                            1983


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

Dated:  March 29, 1996


                           UNITED TELEVISION, INC.
                                 (Registrant)

                           By:   EVAN C THOMPSON
                                 ---------------
                                 Evan C Thompson
                                 President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature and Title                       Date



   HERBERT J. SIEGEL                         March 29, 1996
   -----------------
   Herbert J. Siegel
   Chairman and Director

   EVAN C THOMPSON                           March 29, 1996
   ---------------
   Evan C Thompson
   President, Chief Executive
     Officer and Director
     (principal executive
     officer)

   GARTH S. LINDSEY                          March 29, 1996
   ----------------
   Garth S. Lindsey
   Executive Vice President,
     Chief Financial Officer
     and Secretary (principal
     financial and accounting
     officer)

   LAWRENCE R. BARNETT                       March 29, 1996
   -------------------
   Lawrence R. Barnett
   Vice Chairman and Director



   JOHN L. EASTMAN                           March 29, 1996
   ---------------
   John L. Eastman
   Director

   JAMES D. HODGSON                          March 29, 1996
   ----------------
   James D. Hodgson
   Director

   NORMAN PERLMUTTER                         March 29, 1996
   -----------------
   Norman Perlmutter
   Director

   ABRAHAM A. RIBICOFF                       March 29, 1996
   -------------------
   Abraham A. Ribicoff
   Director

   HOWARD F. ROYCROFT                        March 29, 1996
   ------------------
   Howard F. Roycroft
   Director

   ROCCO C. SICILIANO                        March 29, 1996
   ------------------
   Rocco C. Siciliano
   Director

   JOHN C. SIEGEL                            March 29, 1996
   --------------
   John C. Siegel
   Director



                       UNITED TELEVISION, INC. AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Accountants

    Consolidated Balance Sheets - December 31, 1995 and 1994

    Consolidated Statements of Income - For the Years
     Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Cash Flows - For the Years
     Ended December 31, 1995, 1994 and 1993

    Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1995, 1994 and 1993

    Notes to Consolidated Financial Statements


SCHEDULES:

    Report of Independent Accountants on Financial Statement Schedule

         II.   Valuation and Qualifying Accounts

    Schedules other than that listed above have been omitted since the information is not applicable, not required, or is included in the respective financial statements or notes thereto.



        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 12, 1996 appearing on page 19 of the 1995 Annual
Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement
Schedule as of December 31, 1995 and 1994, and the years then ended, listed in Item 14(a) of this Form 10-K. In our opinion, the Financial
Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






PRICE WATERHOUSE LLP

Century City, California
February 12, 1996




                                                                 Schedule II

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                          (In Thousands of Dollars)


Column A      Column B          Column C           Column D       Column E

                                 Additions
                           ----------------------
             Balance at    Charged to    Charged                     Balance
             Beginning     Costs and     to Other                    at End of
Description  of Period     Expenses      Accounts     Deductions     Period
-----------  ----------    ----------    --------     ----------     ---------
Year ended
December 31,
1995:
 Allowance for
 doubtful
 accounts     $ 1,994        $ 232        $ ---       $  (536)(a)     $ 1,690

Year ended
December 31,
1994:
 Allowance for
 doubtful
 accounts     $ 1,998        $ 275        $ ---       $  (279)(a)     $ 1,994

Year ended
December 31,
1993:
 Allowance for
 doubtful
 accounts     $ 1,716        $ 551        $ ---       $  (269)(a)     $ 1,998


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
                                            from Thomas L. Muir, as maker, to
                                            registrant, as payee

Exhibit 10(s) [6]             10.9          Benefit Equalization Plan of
                                            registrant



                              10.10         UTV and BHC have entered into
                                            a state tax sharing agreement,
                                            relating to joint tax liabilities
                                            for state income taxes due re-
                                            specting tax returns filed on
                                            a combined basis, pursuant to
                                            which UTV's total payments to
                                            a taxing authority or BHC will
                                            will be equal to the tax UTV
                                            would have paid had it filed
                                            as a stand-alone entity.

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

                                  23
