Form 10-Q
period 1996-03-31
UNITED TELEVISION INC
filed 1996-05-13
CIK 352942

page 1
                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, DC 20549

                           FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996
                                       ---------------

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

132 S. Rodeo Drive, Fourth Floor, Beverly Hills, CA 90212
- ---------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

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

As of May 09, 1996, there were 9,445,138 shares of the registrant's common stock outstanding.

page 2

                 PART I - FINANCIAL INFORMATION
                 ITEM 1.   FINANCIAL STATEMENTS
              UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Unaudited - in thousands)
                                     March 31,  December 31,
                                       1996        1995
                                     --------   ------------
ASSETS
- ------
Current Assets:
   Cash and cash equivalents          $ 31,958     $ 16,888
   Marketable securities               162,502      174,478
   Accrued interest receivable           1,004        2,147
   Accounts receivable, net             30,861       38,934
   Film contract rights                 22,198       27,343
   Deferred tax benefit                  4,078        3,679
   Prepaid expenses and other
      current assets                     2,703        1,773
                                      --------     --------
      Total current assets             255,304      265,242
                                      --------     --------
Marketable Securities, noncurrent       34,716       29,538
                                      --------     --------
Film Contract Rights, noncurrent         5,392        7,943
                                      --------     --------
Property and Equipment, net             15,252       15,425
                                      --------     --------
Intangible Assets, net                  12,222       12,374
                                      --------     --------
Other Assets                               582          465
                                      --------     --------
                                      $323,468     $330,987
                                      ========     ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
Current Liabilities:
   Film contracts payable             $ 23,944     $ 25,617
   Accounts payable                      5,680        3,199
   Dividends payable                     4,834        -
   Accrued expenses                     15,624       19,477
   Income taxes payable                 14,340        8,885
                                      --------     --------
      Total current liabilities         64,422       57,178
                                      --------     --------
Film Contracts Payable after One Year   21,899       25,489
                                      --------     --------
Other Liabilities                        7,133        7,851
                                      --------     --------
Shareholders' Investment:
   Preferred stock $1.00 par value       -            -
   Common stock $.10 par value             967          961
   Additional paid-in-capital            2,552          133
   Retained earnings                   236,371      232,839
   Treasury stock, at cost             (15,317)       -
   Increase to reflect marketable
     securities at fair value            5,441        6,536
                                      --------     --------
                                       230,014      240,469
                                      --------     --------
                                      $323,468     $330,987
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

page 4

              UNITED TELEVISION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited-in thousands except per share data)
                                      For the Three Months
                                        Ended March 31,
                                      ------------- -------
                                        1996         1995
                                      --------     --------
Net Revenues                          $ 40,234     $ 36,932
                                      --------     --------

Expenses:
   Operating                            15,706       14,661
   Selling, general and administrative  13,183       11,412
                                      --------     --------
                                        28,889       26,073
                                      --------     --------
   Operating income                     11,345       10,859

Interest and Other Income                2,471        2,567
                                      --------     --------
     Income before income taxes         13,816       13,426
Income Tax Provision                    (5,450)      (5,700)
                                      --------     --------
     Net income                       $  8,366     $  7,726
                                      ========     ========

Net Income per Share                  $    .87     $    .78
                                      ========     ========
Average Outstanding Common Shares        9,603        9,900
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

page 5

              UNITED TELEVISION, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited - in thousands)
                                      For the Three Months
                                         Ended March 31,
                                      ---------------------
                                         1996        1995
                                      --------     --------
Cash Flows from Operating Activities:
   Net income                         $  8,366     $  7,726
   Adjustment to reconcile net income
     to net cash provided from
     operating activities:
      Film contract payments            (6,382)      (6,159)
      Film contract amortization         6,821        4,528
      Depreciation and
       other amortization                1,098        1,170
      Gain on dispositions of
       marketable securities               (79)         (24)
      Changes in assets and liabilities:
       Accounts receivable               8,073        7,881
       Prepaid and other assets          2,090        2,680
       Accounts payable and
        accrued expenses                (1,372)      (2,883)
       Income taxes payable              5,455        2,388
                                      --------     --------
          Net cash provided from
           operating activities         24,070       17,307
                                      --------     --------
Cash Flows from Investing Activities:
   Sales of marketable securities      105,813       13,647
   Purchases of marketable securities (101,148)     (43,201)
   Capital expenditures                   (773)        (409)
                                      --------     --------
           Net cash provided from
            (used in) investing
             activities                  3,892      (29,963)
                                      --------     --------



Cash Flows from Financing Activities:
    Proceeds from exercise of
     stock options                       2,425          447
    Purchases of treasury stock        (15,317)      (9,809)
                                      --------     --------
           Net cash used in financing
            activities                 (12,892)      (9,362)
                                      --------     --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                      15,070      (22,018)
Cash and Cash Equivalents at
  Beginning of Period                   16,888       44,494
                                      --------     --------

Cash and Cash Equivalents at
  End of Period                       $ 31,958     $ 22,476
                                      ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.0% at March 31, 1996) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     Marketable securities include the following
(in thousands):
[CAPTION]

page 8
                                      Fair
                                      Value      Cost
                                     -------    ------
Current Assets:
  March 31, 1996
     U.S. Government securities      $153,822   $153,756
     Global government bond fund        9,684     10,000
                                     --------   --------
                                     $163,506   $163,756
                                     ========   ========



   December 31, 1995:
     U.S. Government securities      $166,617   $164,701
     Global government bond fund       10,008     10,000
                                     --------   --------
                                     $176,625   $174,701
                                     ========   ========
Noncurrent Assets:
   March 31, 1996
     BHC Class A common stock        $ 21,178   $ 11,325
     Other marketable equity
       securities                      13,538     13,193
                                     --------   --------
                                     $ 34,716   $ 24,518
                                     ========   ========
   December 31, 1995:
     BHC Class A common stock        $ 21,404   $ 11,325
     Other marketable equity
       securities                       8,134      6,836
                                     --------   --------
                                     $ 29,538   $ 18,161
                                     ========   ========

      The following table provides certain additional information related to UTV's marketable securities as of and for the quarter ended March 31, 1996 (in thousands):

page 9
                                   Debt       Equity
                                 Securities  Securities
                                 ----------  ----------
Maturing within two years         $122,078   $  -
Maturing in two to three years      30,740      -
Gross unrealized holding gains         128     10,797
Gross unrealized holding losses      1,382        599
Sales proceeds                     105,094        719
Realized gains                         196         25
Realized losses                        142      -

      For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the first quarter of 1996 and 1995 totaled ($5,000) and $3,312,000, respectively.





4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $55,772,000 at March
31, 1996. UTV has a commitment to invest over time up to $40,000,000 in a management buyout limited partnership.

            UNITED TELEVISION, INC. AND SUBSIDIARIES


Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Liquidity and Capital Resources
- -------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $439,000 in the first quarter of 1996, while payments exceeded amortization by $1,631,000 in the first quarter of 1995)and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first quarter of 1996, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 1996 totaled $24,070,000, and cash and marketable securities increased $8,272,000 to $229,176,000 at March 31, 1996.
UTV has a commitment to invest over time up to $40,000,000 in a management buyout limited partnership.

     Working capital decreased $17,172,000 during the first quarter of 1996 to $190,882,000 at March 31, 1996, primarily reflecting cash used to acquire treasury shares, the accrual for payment in April of a dividend of $.50 per share, and purchases of noncurrent marketable securities. Working capital at March 31, 1996 remains substantially in excess of UTV's normal operating requirements.

page 11
     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $55,772,000 at March 31, 1996. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At March 31, 1996, 1,023,349 shares were authorized for purchase. Since January 1, 1994, through March 31, 1996, 808,490 shares were purchased for an aggregate cost of $55,668,000, of which 168,900 shares were purchased during the first quarter of 1996 for an aggregate cost of $15,317,000.

     UTV's commitments for capital expenditures at March 31, 1996 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

page 12
Results of Operations
- ---------------------
     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. First quarter net income totaled $8,366,000, an 8% increase over last year's first quarter net income of $7,726,000. Reflecting a reduction in average common shares outstanding, earnings per share rose 12% to $.87 in 1996 from $.78 in 1995.

     Consolidated net revenue for the quarter increased 9% to a record $40,234,000, from $36,932,000 in 1995. A significant portion of the increase resulted from commission income generated by UTV's national sales subsidiary, which began operations in the third quarter of 1995. Excluding commission revenue, net revenues of UTV's television station group rose 3% to record levels. After an 11% increase in operating expenses, operating income totaled a record $11,345,000, a 4% increase from last year's $10,859,000. The increase in operating expenses was attributable primarily to an increase in programming costs and sales expenses associated with the new sales subsidiary.

     Interest and other income for the quarter decreased slightly to $2,471,000, from $2,567,000 in 1995.

            UNITED TELEVISION, INC. AND SUBSIDIARIES
                  PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

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




Date:  May 13, 1996            By: /s/ Garth S. Lindsey
     --------------               ---------------------
                                  Garth S. Lindsey
                                   Executive Vice President
                                   and Chief Financial
                                   Officer (Principal
                                   Financial and Accounting
                                   Officer)