Form 10-Q
period 1996-06-30
UNITED TELEVISION INC
filed 1996-08-14
CIK 352942

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996
                                        -------------

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

As of August 13, 1996, there were 9,456,438 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           June 30,       December 31,
                                             1996             1995
                                         -----------      -----------
ASSETS
- ------
Current Assets:
   Cash and cash equivalents             $    22,569      $    16,888
   Marketable securities                     162,455          174,478
   Accrued interest receivable                 1,436            2,147
   Accounts receivable, net                   37,120           38,934
   Film contract rights                       16,544           27,343
   Deferred tax benefit                        4,221            3,679
   Prepaid expenses and other
      current assets                           2,857            1,773
                                         -----------      -----------
      Total current assets                   247,202          265,242
                                         -----------      -----------
Marketable Securities, noncurrent             35,297           29,538
                                         -----------      -----------
Other Investments                              2,663               -
                                         -----------      -----------
Film Contract Rights, noncurrent               3,921            7,943
                                         -----------      -----------
Property and Equipment, net                   14,793           15,425
                                         -----------      -----------
Intangible Assets, net                        12,070           12,374
                                         -----------      -----------
Other Assets                                     662              465
                                         -----------      -----------
                                         $   316,608      $   330,987
                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
Current Liabilities:
   Film contracts payable                $    22,218      $    25,617
   Accounts payable                            3,184            3,199
   Accrued expenses                           14,721           19,477
   Income taxes payable                       12,769            8,885
                                         -----------      -----------
      Total current liabilities               52,892           57,178
                                         -----------      -----------
Film Contracts Payable after One Year         18,877           25,489
                                         -----------      -----------
Other Liabilities                              7,346            7,851
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   969              961
   Additional paid-in capital                  3,560              133
   Retained earnings                         248,329          232,839
   Treasury stock, at cost                   (20,914)              -
   Increase to reflect marketable
     securities at fair value                  5,549            6,536
                                         -----------      -----------
                                             237,493          240,469
                                         -----------      -----------
                                         $   316,608      $   330,987
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                   ------------------    ------------------
                                     1996      1995        1996      1995
                                   --------  --------    --------  --------
Net Revenues                       $ 45,816  $ 42,113    $ 86,050  $ 79,045
                                   --------  --------    --------  --------

Expenses:
   Operating                         15,170    14,382      30,876    29,043
   Selling, general and
     administrative                  13,470    11,490      26,653    22,902
                                   --------  --------    --------  --------
                                     28,640    25,872      57,529    51,945
                                   --------  --------    --------  --------
     Operating income                17,176    16,241      28,521    27,100

Interest and Other Income             2,498     2,323       4,969     4,890
                                   --------  --------    --------  --------
     Income before income taxes      19,674    18,564      33,490    31,990

Income Tax Provision                 (7,800)   (7,250)    (13,250)  (12,950)
                                   --------  --------    --------  --------
     Net income                    $ 11,874  $ 11,314    $ 20,240  $ 19,040
                                   ========  ========    ========  ========
Net Income per Share               $   1.25  $   1.15    $   2.12  $   1.93
                                   ========  ========    ========  ========
Average Outstanding Common Shares     9,465     9,821       9,534     9,860
                                   ========  ========    ========  ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                              Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           1996       1995
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 20,240   $ 19,040
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (12,524)   (11,777)
      Film contract amortization                           13,964     11,479
      Depreciation and other amortization                   2,223      2,328
      Gain on dispositions of marketable securities           (99)       (47)
      Changes in assets and liabilities:
         Accounts receivable                                1,814      2,625
         Prepaid and other assets                           2,800      1,581
         Accounts payable and accrued expenses             (4,771)    (1,364)
         Income taxes payable                               3,884        (67)
                                                         --------   --------
         Net cash provided from
           operating activities                            27,531     23,798
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                         128,479     13,990
   Purchases of marketable securities                    (124,150)   (38,200)
   Purchases of other investments                          (2,663)        -
   Capital expenditures                                    (1,287)    (1,132)
                                                         --------   --------
         Net cash provided from (used in)
           investing activities                               379    (25,342)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,750)    (4,911)
   Proceeds from exercise of stock options                  3,435      1,064
   Purchases of treasury stock                            (20,914)   (13,951)
                                                         --------   --------
         Net cash used in financing activities            (22,229)   (17,798)
                                                         --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents        5,681    (19,342)

Cash and Cash Equivalents at Beginning of Period           16,888     44,494
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 22,569   $ 25,152
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.3% at June 30, 1996) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

     The financial information included herein has been prepared by UTV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, UTV believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in UTV's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.
The results for this interim period are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others. Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.

2.   MARKETABLE SECURITIES:

     Marketable securities include the following (in thousands):

                                        Fair
                                        Value       Cost
                                       --------   --------
Current Assets:
   June 30, 1996
     U.S. Government securities        $154,360   $154,076
     Global government bond fund          9,531     10,000
                                       --------   --------
                                       $163,891   $164,076
                                       ========   ========
   December 31, 1995:
     U.S. Government securities        $166,617   $164,701
     Global government bond fund         10,008     10,000
                                       --------   --------
                                       $176,625   $174,701
                                       ========   ========

Noncurrent Assets:
   June 30, 1996
     BHC Class A common stock          $ 22,141   $ 11,325
     Other marketable equity
       securities                        13,156     13,231
                                       --------   --------
                                       $ 35,297   $ 24,556
                                       ========   ========
   December 31, 1995:
     BHC Class A common stock          $ 21,404   $ 11,325
     Other marketable equity
       securities                         8,134      6,836
                                       --------   --------
                                       $ 29,538   $ 18,161
                                       ========   ========

     The following table provides certain additional information related to UTV's marketable securities as of and for the six months ended June 30, 1996 (in thousands):

                                        Debt       Equity
                                     Securities  Securities
                                     ----------  ----------
Maturing within two years            $ 140,051   $      -
Maturing in two to three years          12,873          -
Gross unrealized holding gains              45      11,675
Gross unrealized holding losses          1,666         934
Sales proceeds                         127,626         853
Realized gains                             264          36
Realized losses                            201          -

     For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the six months ended June 30, 1996 and 1995 totaled $9,366,000 and $13,017,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $59,725,000 at June 30, 1996. UTV has a remaining commitment to invest over time up to $37,337,000 in a management buyout limited partnership.

               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
- -------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $1,440,000 in the first six months of 1996, while payments exceeded amortization by $298,000 in the first six months of 1995) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first six months of 1996, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first six months of 1996 totaled $27,531,000, while cash and marketable securities decreased $583,000 to $220,321,000 at June 30, 1996. UTV has a remaining commitment to invest over time up to $37,337,000 in a management buyout limited partnership.

     Working capital decreased $13,754,000 during the first six months of 1996 to $194,310,000 at June 30, 1996, primarily reflecting cash used to acquire treasury shares, the payment in April of a dividend of $.50 per share, and purchases of noncurrent marketable securities and other noncurrent investments. Working capital at June 30, 1996 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $59,725,000 at June 30, 1996. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At June 30, 1996, 959,749 shares were authorized for purchase. Since January 1, 1994, through June 30, 1996, 872,090 shares were purchased for an aggregate cost of $61,265,000, of which 232,500 shares were purchased during the first six months of 1996 for an aggregate cost of $20,914,000.

     UTV's commitments for capital expenditures at June 30, 1996 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
- ---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Second quarter net income totaled $11,874,000, a 5% increase over last year's second quarter net income of $11,314,000. Reflecting a reduction in average common shares outstanding, earnings per share rose 9% to $1.25 in 1996 from $1.15 in 1995.

     Consolidated net revenue for the quarter increased 9% to a record $45,816,000, from $42,113,000 in 1995. A significant portion of the increase resulted from commission income generated by UTV's national sales subsidiary, which began operations in the third quarter of 1995. Excluding commission revenue, net revenues of UTV's television station group rose 3% to record levels. After an 11% increase in operating expenses, operating income totaled a record $17,176,000, a 6% increase from last year's $16,241,000.
The increase in operating expenses was attributable primarily to a 7% increase in programming costs and sales expenses associated with the new sales subsidiary.

     Interest and other income for the quarter increased slightly to $2,498,000, from $2,323,000 in 1995.

     Net income for the first six months of 1996 increased
6% to $20,240,000, from last year's net income of $19,040,000.
Reflecting a reduction in average common shares outstanding, earnings per share rose 10% to $2.12 in 1996, from $1.93 last year.

     Consolidated net revenues for the six month period rose 9% to $86,050,000, from $79,045,000 in 1995. Excluding commission revenues, net revenues of the television station group rose 3%. After an 11% increase in operating expenses, operating income totaled $28,521,000, a 5% increase from last year's $27,100,000. The increase in operating expenses was attributable primarily to an 8% increase in programming costs and sales expenses associated with the new sales subsidiary.

     Interest and other income for the six month period increased slightly to $4,969,000, from $4,890,000 last year.

Page 10
                UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

           UTV held its annual meeting of stockholders on April 25, 1996.

           At the meeting, the following were elected directors, by the number of votes set forth opposite their respective names:

                                                               Broker
                                   For         Withheld      Non-votes
                                ---------      --------      ---------
         Abraham A. Ribicoff    8,773,150       15,395         - 0 -
         John C. Siegel         8,776,931       11,614         - 0 -
         Evan C Thompson        8,775,134       13,411         - 0 -

           At the meeting, the selection of Price Waterhouse LLP as UTV's auditors for the current year was ratified by the following vote:

                                                               Broker
                 For              Against       Abstain      Non-votes
              ---------           -------       -------      ---------
              8,781,125            2,026         5,394         - 0 -


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a)   See Exhibit Index.

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.


                           SIGNATURE


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  August 14, 1996             By:  /s/ Garth S. Lindsey
       ---------------                  --------------------
                                        Garth S. Lindsey
                                         Executive Vice President
                                         and Chief Financial
                                         Officer (Principal
                                         Financial and Accounting
                                         Officer)

Page 11
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
- -------------        -----------              -------

                         27           Financial Data Schedule