Form 10-Q
period 1996-09-30
UNITED TELEVISION INC
filed 1996-11-12
CIK 352942

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996
                                        ------------------

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

132 S. Rodeo Drive, Fourth Floor, Beverly Hills, CA 90212
---------------------------------------------------------
(Address of principal executive offices)      (Zip Code)

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

As of November 11, 1996, there were 9,448,288 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                         September 30,    December 31,
                                             1996             1995
                                         ------------     -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    18,599      $    16,888
   Marketable securities                     162,181          174,478
   Accrued interest receivable                 1,411            2,147
   Accounts receivable, net                   31,798           38,934
   Film contract rights                       26,649           27,343
   Deferred tax benefit                        4,007            3,679
   Prepaid expenses and other
      current assets                           2,214            1,773
                                         -----------      -----------
      Total current assets                   246,859          265,242
                                         -----------      -----------
Marketable Securities, noncurrent             35,275           29,538
                                         -----------      -----------
Other Investments                             20,193               -
                                         -----------      -----------
Film Contract Rights, noncurrent               6,505            7,943
                                         -----------      -----------
Property and Equipment, net                   14,884           15,425
                                         -----------      -----------
Intangible Assets, net                        11,917           12,374
                                         -----------      -----------
Other Assets                                     462              465
                                         -----------      -----------
                                         $   336,095      $   330,987
                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    27,073      $    25,617
   Accounts payable                            2,776            3,199
   Accrued expenses                           20,022           19,477
   Income taxes payable                       12,519            8,885
                                         -----------      -----------
      Total current liabilities               62,390           57,178
                                         -----------      -----------
Film Contracts Payable after One Year         21,651           25,489
                                         -----------      -----------
Other Liabilities                              6,887            7,851
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   969              961
   Additional paid-in capital                  3,688              133
   Retained earnings                         258,513          232,839
   Treasury stock, at cost                   (23,171)              -
   Increase to reflect marketable
     securities at fair value                  5,168            6,536
                                         -----------      -----------
                                             245,167          240,469
                                         -----------      -----------
                                         $   336,095      $   330,987
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months          Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------    ------------------
                                     1996      1995        1996      1995
                                   --------  --------    --------  --------
Net Revenues                       $ 40,835  $ 39,075    $126,885  $118,120
                                   --------  --------    --------  --------

Expenses:
   Operating                         11,511    15,240      42,387    44,283
   Selling, general and
     administrative                  15,264    15,502      41,917    38,404
                                   --------  --------    --------  --------
                                     26,775    30,742      84,304    82,687
                                   --------  --------    --------  --------
     Operating income                14,060     8,333      42,581    35,433

Interest and Other Income             2,374     2,276       7,343     7,166
                                   --------  --------    --------  --------
     Income before income taxes      16,434    10,609      49,924    42,599

Income Tax Provision                 (6,250)   (4,275)    (19,500)  (17,225)
                                   --------  --------    --------  --------
     Net income                    $ 10,184  $  6,334    $ 30,424  $ 25,374
                                   ========  ========    ========  ========
Net Income per Share               $   1.08  $    .65    $   3.20  $   2.59
                                   ========  ========    ========  ========
Average Outstanding Common Shares     9,453     9,708       9,507     9,809
                                   ========  ========    ========  ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                            Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                           1996       1995
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 30,424   $ 25,374
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (19,664)   (17,905)
      Film contract amortization                           20,217     18,411
      Depreciation and other amortization                   3,404      3,511
      Gain on dispositions of marketable securities          (113)      (124)
      Changes in assets and liabilities:
         Accounts receivable                                7,136      5,892
         Prepaid and other assets                            (506)    (3,459)
         Accounts payable and accrued expenses                122      6,767
         Income taxes payable                               3,634     (3,129)
                                                         --------   --------
         Net cash provided from
           operating activities                            44,654     35,338
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                         179,235     14,562
   Purchases of marketable securities                    (175,221)   (15,313)
   Purchases of other investments                         (20,193)        -
   Capital expenditures                                    (2,406)    (2,229)
                                                         --------   --------
         Net cash used in
           investing activities                           (18,585)    (2,980)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,750)    (4,911)
   Proceeds from exercise of stock options                  3,563      1,190
   Purchases of treasury stock                            (23,171)   (21,257)
                                                         --------   --------
         Net cash used in
           financing activities                           (24,358)   (24,978)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                   1,711      7,380

Cash and Cash Equivalents at Beginning of Period           16,888     44,494
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 18,599   $ 51,874
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.4% at September 30, 1996) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     Marketable securities include the following (in thousands):

                                        Fair
                                        Value       Cost
                                       --------   --------
Current Assets:
   September 30, 1996
     U.S. Government securities        $153,832   $153,259
     Global government bond fund          9,760     10,000
                                       --------   --------
                                       $163,592   $163,259
                                       ========   ========
   December 31, 1995:
     U.S. Government securities        $166,617   $164,701
     Global government bond fund         10,008     10,000
                                       --------   --------
                                       $176,625   $174,701
                                       ========   ========

Noncurrent Assets:
   September 30, 1996
     BHC Class A common stock          $ 22,141   $ 11,325
     Other marketable equity
       securities                        13,134     14,382
                                       --------   --------
                                       $ 35,275   $ 25,707
                                       ========   ========
   December 31, 1995:
     BHC Class A common stock          $ 21,404   $ 11,325
     Other marketable equity
       securities                         8,134      6,836
                                       --------   --------
                                       $ 29,538   $ 18,161
                                       ========   ========

     The following table provides certain additional information related to UTV's marketable securities as of and for the nine months ended September 30, 1996 (in thousands):

                                        Debt       Equity
                                     Securities  Securities
                                     ----------  ----------
Maturing within two years            $ 153,832   $      -
Gross unrealized holding gains              29      11,282
Gross unrealized holding losses          1,103       1,713
Sales proceeds                         178,382         853
Realized gains                             284          36
Realized losses                            207          -

     For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the nine months ended
September 30, 1996 and 1995 totaled $15,866,000 and
$20,354,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $60,213,000 at September 30, 1996. UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $553,000 in the first nine months of 1996, and by $506,000 in the first nine months of 1995) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV's television stations generated substantial cash flow in the first nine months of 1996, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first nine months of 1996 totaled $44,654,000, while cash and marketable securities decreased $4,849,000 to $216,055,000 at September 30, 1996.
UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

     Working capital decreased $23,595,000 during the first nine months of 1996 to $184,469,000 at September 30, 1996, primarily reflecting cash used to acquire treasury shares, the payment in April of a dividend of $.50 per share, and purchases of noncurrent marketable securities and other noncurrent investments. Working capital at September 30, 1996 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $60,213,000 at September 30, 1996. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At September 30, 1996, 935,749 shares were authorized for purchase. Since January 1, 1994, through September 30, 1996, 896,090 shares were purchased for an aggregate cost of $63,522,000, of which 256,500 shares were purchased during the first nine months of 1996 for an aggregate cost of $23,171,000.

     UTV's commitments for capital expenditures at September 30, 1996 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Third quarter net income totaled $10,184,000, a 61% increase over last year's third quarter net income of $6,334,000. The prior year results included one-time costs of approximately $3,700,000 associated with the start-up of the Company's national sales subsidiary. Reflecting a reduction in average common shares outstanding, earnings per share rose 66% to $1.08 in 1996 from $.65 in 1995.

     Consolidated net revenue for the quarter increased 5% to a record $40,835,000, from $39,075,000 in 1995. Excluding commission revenues generated by UTV's national sales subsidiary, net revenues of UTV's television station group rose 4% to record levels. After a 13% decrease in operating expenses, primarily reflecting the 1995 one-time costs and improved results at UTV's production subsidiary, operating income totaled a record $14,060,000, a 69% increase from last year's $8,333,000.

     Interest and other income for the quarter increased slightly to $2,374,000, from $2,276,000 in 1995.

     Net income for the first nine months of 1996 increased
20% to $30,424,000, from last year's net income of $25,374,000.
Reflecting a reduction in average common shares outstanding, earnings per share rose 24% to $3.20 in 1996, from $2.59 last year.

     Consolidated net revenues for the nine month period rose
7% to $126,885,000, from $118,120,000 in 1995.  Excluding
commission revenues, net revenues of the television station group rose 3%. After a 2% increase in total operating expenses, operating income totaled $42,581,000, a 20% increase from last year's $35,433,000. The increase in operating expenses was attributable primarily to an increase in program amortization and costs associated with UTV's national sales subsidiary, partially offset by the 1995 one-time costs and improved results at UTV's production subsidiary.

     Interest and other income for the nine month period increased to $7,343,000, from $7,166,000 last year.

Page 10
                UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a)   Exhibit 27 - Financial Data Schedule

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.


                           SIGNATURE


          Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  November 12, 1996           By:  /s/  Garth S. Lindsey
       -----------------                ---------------------
                                        Garth S. Lindsey
                                        Executive Vice President
                                        and Chief Financial
                                        Officer (Principal
                                        Financial and Accounting
                                        Officer)

Page 11
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
---------------      -----------              -------

                         27           Financial Data Schedule