Form 10-K
period 1996-12-31
UNITED TELEVISION INC
filed 1997-03-31
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                     -----------------------

                            FORM 10-K

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1996

                               OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1997, was approximately $323,198,000.

     As of February 28, 1997, there were 9,374,288 shares of the registrant's Common Stock outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


             Document                                        Part

Those portions of the registrant's annual                     II
report to stockholders for the fiscal year ended December 31, 1996 (the "Annual
Report") that are specifically identified herein as incorporated by reference into this Form 10-K.

Those portions of the registrant's proxy                     III
statement for the registrant's 1997 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                                 PART I

ITEM 1.   BUSINESS.

                             General

     United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (58.8% at February 28, 1997) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (76.1% at February 28, 1997) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV operates five of BHC's eight tele-vision stations that comprise Chris-Craft's Television Division.

     At February 28, 1997, UTV had 557 full-time employees and 84 part-time employees.


                     Television Broadcasting

     UTV operates three very high frequency ("VHF") television stations and two ultra high frequency ("UHF") television stations. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for house-holds to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

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

     The following table sets forth certain information with respect to UTV stations and their respective markets:

                                                       Total         DMA
                    Network                            Commercial    Cable
                    Affili-     DMA TV                 Stations      TV
Station and         ation/      House-       DMA       Operating in  Penetra-
Location(a)         Channel     Holds(b)     Rank(b)   Market(c)     tion(d)
------------        -------     ---------    --------  ------------  --------

KMSP
  Minneapolis/
  St. Paul          UPN 9       1,428,100    14th       4VHF         51%
                                                        3UHF
KTVX
  Salt Lake City    ABC 4          670,650   36th       4VHF         56%
                                                        2UHF
KMOL
  San Antonio       NBC 4          641,740   38th       3VHF         65%
                                                        3UHF
KBHK
  San Francisco     UPN 44        2,278,480   5th       4VHF         71%
                                                       10UHF
KUTP
  Phoenix           UPN 45        1,212,850  17th       4VHF         57%
                                                        4UHF
_______________

(a) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

(b)  Additional channels have been allocated by the Federal Communications
     Commission ("FCC") for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of BHC stations but outside the greater metropolitan television markets in which BHC stations operate.

(c) Cable penetration refers to the percentage of DMA television viewing households receiving cable television service, as estimated by Nielsen
     Media Research.

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

     Television stations compete for television advertising revenue primarily with other television stations and cable television channels serving the same DMA. There are 211 DMAs in the United States. DMAs are ranked annually by the estimated number of households owning a television set within the DMA. Advertising rates that a television station can command vary in part with the size, in terms of television households, of the DMA served by the station.

     Within a DMA, the advertising rates charged by competing stations depend primarily on four factors: the stations' program ratings, the time of day the advertising will run, the demographic qualities of a program's viewers (primarily age and sex), and the amount of each station's inventory. Ratings data for television markets are measured by A.C. Nielsen Company ("Nielsen"). This rating service uses two terms to quantify a station's audience: rating points and share points. A rating point represents one percent of all tele-vision households in the entire DMA tuned to a particular station, and a share point represents one percent of all television households within the DMA actually using at least one television set at the time of measurement and tuned to the station in question.

     Because the major networks regularly provide first-run programming during prime time viewing hours (in general, 8:00 P.M. to 11:00 P.M. Eastern/Pacific time), their affiliates generally (but do not always) achieve higher audience shares, but have substantially less advertising time ("inventory") to sell, during those hours than affiliates of the newer networks or independent sta-tions, since the major networks use almost all of their affiliates' prime time inventory for network programming. Although the newer networks generally use the same amount of their affiliates' inventory during network broadcasts, the newer networks provide less programming; accordingly, their affiliates, as well as non-affiliated stations, generally have substantially more inventory for sale than the major-network affiliates. The newer network affiliates' and independent stations' smaller audiences and greater inventory during prime time hours generally result in lower advertising rates charged and more advertising time sold during those hours, as compared with major affiliates' larger audiences and limited inventory, which generally allow the major-network affiliates to charge higher advertising rates for prime time programming. By selling more advertising time, the new-network or independent station typically achieves a share of advertising revenues in its market greater than its audience ratings. On the other hand, total programming costs for such a sta-tion, because it broadcasts more syndicated programming than a major-network affiliate, are generally higher than those of a major-network affiliate in the same market. These differences have been reduced by the growth of the Fox network, which currently provides 15 weekly hours of programming during prime time and additional programming in other periods, and are being reduced further as the other newer networks provide expanded schedules of programming.

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

     Programming

     UTV's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming avail-able to its stations, and desiring to participate in potential profits through national syndication of programming, UTV has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1996 was not significant to UTV's financial position. UTV television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

     UPN's primary affiliate station agreements have three year terms and provide commercial time to the stations as consideration for broadcasting the network's programming.

     Programs obtained from independent sources consist principally of syndi-cated television shows, many of which have been shown previously on a major network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters
(most of which films have been shown previously on network or cable tele-vision). Syndicated programs are sold to individual stations to be broadcast one or more times. Television stations not affiliated with a major network generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

     Licenses for syndicated programs are often offered for cash sale (i.e., without any barter element) to stations; however, some are offered on a barter or cash plus barter basis. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells adver-tising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (i.e., on a cash plus barter basis). Barter programming is offered to stations for no cash consideration, but comes with a greater number of commercials that must be broadcast, and there-fore, with less inventory.

     In recent years, the amount of barter and cash plus barter programming broadcast both industry-wide and by UTV stations has increased substantially. Barter and cash plus barter programming reduce both the amount of cash required for program purchases and the amount of time available for sale. Although the direct impact on broadcasters' operating income generally is believed to be neutral, program distributors that acquire barter air time compete with tele-vision stations and broadcasting networks for sales of air time. UTV believes that the effect of barter on its television stations is not signifi-cantly different from its impact on the industry as a whole.

     UTV television stations are frequently required to make substantial finan-cial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broad-cast by UTV stations or even before it has been produced. Generally, syndi-cation contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after initial network airing.

     Pursuant to generally accepted accounting principles, commitments for pro-gramming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $25,736,000 as of December 31, 1996. The stations were committed for film and sports rights contracts aggregating $59,002,000 for programming not available
for broadcasting as of that date.   License periods for particular programs
or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E), 3 and 9 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. Net-work programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

     Generally, in the past, major network primary affiliation agreements were automatically renewed for two-year periods (unless advance written notice of termination was given by either the affiliate or the network). More recently, however, most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV has entered into a 10-year affiliation agreement for KTVX. Current FCC rules do not limit the duration of such agreements.

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

     Sources of Revenue

     The principal source of revenues for UTV stations is the sale of adver-tising time to national and local advertisers. Such time sales are repre-sented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to UTV's gross cash advertising revenues vary from time to time. During the year ended December 31, 1996, national advertising contrib-uted 48%, and local advertising contributed 52%, of total gross cash adver-tising revenues. Most advertising contracts are short-term. Like that of the television broadcasting business generally, UTV's television business is sea-sonal. In terms of revenues, generally the fourth quarter is strongest, fol-lowed by the second, third and first.

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


     Government Regulation

     Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to deter-mine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. UTV television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Tele-communications Act of 1996 (the "Telecom Act"), some provisions of which have been incorporated into the FCC's rules and regulations during the past year, and other provisions of which will be incorporated over the next several months.

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

     KMSP UPN 9's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. KTVX's license renewal was granted on September 29, 1993, and is due to expire on October 1, 1998. KUTP UPN 45's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KBHK UPN 44's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998.

     Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television station generally will not be granted to any party (or parties under common control), if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for radio station-television station ownership combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast stations, and in certain other circumstances. The Telecom Act directs the FCC to extend this waiver policy to the top 50 markets, con-sistent with the public interest, and to conduct a rule-making proceeding to determine whether to retain or modify the current restriction on same-market multiple television station ownership.

     FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television house-holds considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach
limits.   Applying the 50% reach attribution rule to UHF stations KBHK UPN
44 and KUTP UPN 45, the eight BHC stations are deemed to reach approximately 18% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

     The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its stockholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a stockholder and a television broadcasting company together hold interests in stations exceeding the maximum audience reach or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as UTV, there is attribution only to stockholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

     The FCC has begun a proceeding to consider modification of the various TV ownership restrictions described above, as well as changes in the rules for attributing the licenses held by an enterprise to various parties. UTV cannot predict the outcome of the FCC proceedings.

     FCC regulations currently prevent a national sales representative organi-zation, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network. FCC regulations also place restrictions on provisions of agreements between networks and their affiliates relating to network exclusivity, territorial exclusivity, time optioning, and pre-emption rights. The FCC is conducting rule-making proceedings to consider whether to retain, modify, or eliminate these regulations. UTV is unable to predict the outcome of these proceedings.

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

     The Telecom Act directs the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-chip) designed to enable viewers to block display of programs carrying a common rating and authorizes the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. Industry leaders announced establishment of a voluntary rating system in January 1997. The Telecom Act also directs the FCC to adopt regu-lations requiring increased closed-captioning of video programming and to conduct an inquiry into the use of audio-narrated descriptions of video programming that could increase the accessibility of such programming to persons with visual impairments.

     FCC regulations prohibit the holder of an attributable interest in a tele-vision station from having an attributable interest in a cable television system located within the predicted coverage area of that station. FCC regu-lations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station. The FCC intends to conduct a rule-making proceeding to consider possible modification of this latter regulation.

     FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broad-caster to elect, at three-year intervals beginning June 17, 1993, either to (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In a 2-1 decision issued on December 13, 1995, a special three-judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the must-carry provisions. The District Court's decision has been appealed to the U.S. Supreme Court, which has heard the appeal and is expected to issue a decision prior to June 30, 1997. In the meantime, the FCC's must-carry regulations implementing the 1992 Cable Act remain in effect. UTV cannot predict the outcome of the Supreme Court review of the case.

     On August 8, 1996, under the Children's Television Act of 1990 (the "CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations, of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and inform-ational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." Children's "Core Programming" has been defined as educational and informational programming that, among other things (i) has serving the educational and informational needs of children "as a significant purpose," (ii) has a specified educa-tional and informational objective and a specified target child audience,
(iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length, and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfied the processing guideline by broadcasting at least three weekly hours of Core Programming will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alterna-tively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demon-strating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. Non-Core Programming that can qualify under this alterna-tive includes specials, public service announcements, short-form programs and regularly scheduled non-weekly programs, with "a significant purpose of educating and informing children." A licensee that does not meet the pro-cessing guidelines under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licen-see's compliance with the CTA on the basis of both its programming and its other efforts related to children's educational and informational programming, e.g., its sponsorship of Core Programming on other stations in the market, or nonbroadcast activities "which enhance the value" of such programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license.

     The FCC is conducting a rulemaking proceeding to devise a table of channel allotments in connection with the introduction of digital television service ("DTV"). The FCC has preliminarily decided to assign a second broadcast channel to each full-power commercial television station for DTV operation. According to this preliminary decision, stations would be permitted to phase in their DTV operations over a period of several years following adoption of a final table of allotments, after which they would be required to surrender their non-DTV channels. Meanwhile, Congress is considering proposals that would require incumbent broadcasters to bid at auctions for the additional spectrum required to effect a transition to DTV, or, alternatively, would assign additional DTV spectrum to incumbent broadcasters and require the early surrender of this non-DTV channel for sale by public auction. UTV cannot predict if, or when, any of these proposals will be adopted or the effect, if any, adoption of such proposals would have on UTV.

     The FCC currently is reviewing certain of its rules governing the rela-tionship between broadcast television networks, including UPN, and their affiliated stations. In a rulemaking proceeding, the FCC is examining its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider the relaxing or elimination of its rules prohibiting broadcast networks from (i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relax-ation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network.

     The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives, and entities organized under the laws of a foreign country) may own in a tele-vision station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. UTV believes the ownership by aliens of its stock to be below the applicable limit.

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

     The foregoing does not purport to be a complete summary of all the pro-visions of the Communications Act or regulations and policies of the FCC there-under. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC for further information.

     Other Federal agencies, including principally the Federal Trade Commis-sion, also impose a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised requirements are considered by the FCC, other Federal agencies or Congress from time to time. UTV cannot predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of UTV television stations.

     Competition

     UTV television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media as well. Such competition is intense.

     In addition to programming, management ability and experience, technical factors and television network affiliations are important in determining competitive position. Competitive success of a television station depends primarily on public response to the programs broadcast by the station in rela-tion to competing entertainment, and the results of this competition affect the advertising revenues earned by the station from the sale of advertising time.

     Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network pro-grams achieve higher ratings than other programs.

     There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks first of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44 generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market.

     UTV stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (b) to the table under Television Broadcasting.

     Cable television has become a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a UTV station, the stations are affected by rules governing cable operations.
If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel or service tier position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations. Similar competi-tive effects may be expected from video delivery systems offered by local telephone companies, as permitted by the provisions of the Telecom Act.

     While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this prohibition has been substantially eliminated by the Telecom Act. The FCC has also recently adopted rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. UTV is unable to predict the outcome or effect of these developments.

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

     Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. Five direct broadcast satellite ("DBS") systems currently provide service, and others are expected to begin service during the next two years. The number of subscribers to DBS services increased substantially during the past two years, from approximately 600,000 at the end of 1994, to approximately 4.3 million at the end of 1996. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1994, wireless cable systems served about 800,000 subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial pur-poses. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator.

     Technological developments in television transmission have created the possibility that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; what channels will be assigned to each of them to permit them to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying digital television technology. A proceeding is under way at the FCC regarding digital television service policies, including "high definition" television service. The Telecom Act, as well as proposed federal legislation, addresses several of these issues. UTV is unable to predict the outcome of these developments.

     The broadcasting industry is continuously faced with technological changes, competing entertainment and communications media and governmental restrictions or actions of Federal regulatory bodies, including the FCC.
These technological changes may include the introduction of digital compres-sion by cable systems that would significantly increase the number and availability of cable program services with which UTV stations compete for audience and revenue, the establishment of interactive video services, and the offering of multimedia services that include data networks and other computer technologies. Such factors have affected, and will continue to affect, the revenue growth and profitability of UTV.

ITEM 2.   PROPERTIES.

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Salt Lake City and San Francisco. The Salt Lake City lease agreement expires in 1999 and is renewable, at an increased rental, for two five-year periods. The San Francisco lease expires in 2007.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approxi-mately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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

     KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in February 2005 and is renewable for two five-year periods.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of UTV, as of February 28, 1997, are as follows:

                                                                 Has served
                     Positions with UTV; principal occupation;   as officer
     Name            and age as of February 28, 1997                since
     ----            -----------------------------------------   ----------

John C. Siegel       Chairman of UTV and President, UTV of           1983
                     San Francisco, Inc., which owns KBHK;
                     Senior Vice President, Chris-Craft; 44

Evan C Thompson      President and Chief Executive Officer;
                     Executive Vice President and President,
                     Television Division, Chris-Craft; 54            1983

Laurey J. Barnett    Vice President and Director of                  1987
                     Programming; 37

Garth S. Lindsey     Executive Vice President, Chief Financial       1977
                     Officer and Secretary; 52

Thomas L. Muir       Treasurer and Controller; 48                    1981


     Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting. The principal occupation of each of the individ-uals for the past five years is stated in the foregoing table.

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

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information appearing in the Proxy Statement under the captions ELECTION OF DIRECTORS--Nominees of the Board of Directors and ELECTION OF DIRECTORS -- Section 16(a) Beneficial Ownership Compliance is incorporated herein by this reference. Information relating to UTV's executive officers is set forth in Part I under the caption EXECUTIVE OFFICERS OF THE REGISTRANT.


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

          3. Exhibits listed in the Exhibit Index, including the compensa-tory plans listed below:

               *  Benefit Equalization Plan
               *  1988 Stock Option Plan

     (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997


                         UNITED TELEVISION, INC.
                              (Registrant)

                         By:   EVAN C THOMPSON
                               Evan C Thompson
                               President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature and Title                Date



     JOHN C. SIEGEL                     March 28, 1997
     John C. Siegel
     Chairman and Director



     EVAN C THOMPSON                    March 28, 1997
     Evan C Thompson
     President, Chief Executive
       Officer and Director
       (principal executive
       officer)



     GARTH S. LINDSEY                   March 28, 1997
     Garth S. Lindsey
     Executive Vice President,
       Chief Financial Officer
       and Secretary (principal
       financial and accounting
       officer)



     LAWRENCE R. BARNETT                March 28, 1997
     Lawrence R. Barnett
     Vice Chairman and Director

     JOHN L. EASTMAN                    March 28, 1997
     John L. Eastman
     Director



     JAMES D. HODGSON                   March 28, 1997
     James D. Hodgson
     Director



     NORMAN PERLMUTTER                  March 28, 1997
     Norman Perlmutter
     Director



     ABRAHAM A. RIBICOFF                March 28, 1997
     Abraham A. Ribicoff
     Director



     HOWARD F. ROYCROFT                 March 28, 1997
     Howard F. Roycroft
     Director



     ROCCO C. SICILIANO                 March 28, 1997
     Rocco C. Siciliano
     Director



     HERBERT J. SIEGEL                  March 28, 1997
     Herbert J. Siegel
     Director

             UNITED TELEVISION, INC. AND SUBSIDIARIES

    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

     Report of Independent Accountants

     Consolidated Balance Sheets - December 31, 1996 and 1995

     Consolidated Statements of Income - For the Years
      Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Cash Flows - For the Years
      Ended December 31, 1996, 1995 and 1994

     Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1996, 1995 and 1994

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 11, 1997 appearing on page 19 of the 1996 Annual Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Century City, California
February 11, 1997

                                                          Schedule II

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                          (In Thousands of Dollars)

Column A      Column B          Column C           Column D       Column E

                                 Additions
                           ----------------------
             Balance at    Charged to    Charged                     Balance
             Beginning     Costs and     to Other                    at End of
Description  of Period     Expenses      Accounts     Deductions     Period
-----------  ----------    ----------    --------     ----------     ---------
Year ended
December 31,
1996:
 Allowance for
 doubtful
 accounts     $ 1,690        $ 272        $ ---       $  (301)(a)     $ 1,661
                =====          ===          ===          =====          =====

Year ended
December 31,
1995:
 Allowance for
 doubtful
 accounts     $ 1,994        $ 232        $ ---       $  (536)(a)     $ 1,690
                =====          ===          ===          =====          =====
Year ended
December 31,
1994:
 Allowance for
 doubtful
 accounts     $ 1,998        $ 275        $ ---       $  (279)(a)     $ 1,994
                =====          ===          ===          =====          =====

    (a) Accounts written off, net of recoveries.

                          EXHIBIT INDEX

Incorporated by
Reference to:              Exhibit No.      Exhibit
---------------            -----------      -------
Exhibit 3(a) [1]               3.1          Restated Certificate
                                            of Incorporation

 *                             3.2          Restated By-Laws

Exhibit A to registrant's     10.1          1988 Stock Option Plan
Proxy Statement dated
March 23, 1988 (File
No. 0-9786)

Exhibit 10(a)(1) [7]          10.2          Amendment No. 1 thereto

Exhibit 10(i) [3]             10.3          Employment Agreement, dated
                                            January 1, 1981, between
                                            registrant and Garth S. Lindsey,
                                            as amended

Exhibit 10(m) [3]             10.4          Employment Agreement, dated
                                            January 1, 1981, between
                                            registrant and Thomas L. Muir,
                                            as amended

Exhibit 10(t) [4]             10.5          Note dated as of January 6, 1984
                                            in the original principal amount
                                            of $200,000 from Garth S.
                                            Lindsey, as maker, to registrant,
                                            as payee

Exhibit 10(n)(2) [5]          10.6          Revision and Extension Agreement
                                            dated as of December 19, 1988
                                            from Garth S. Lindsey, as maker,
                                            to registrant, as payee

Exhibit 10(u) [4]             10.7          Note dated as of January 25, 1984
                                            in the original principal amount
                                            of $100,000 from Thomas L. Muir,
                                            as maker, to registrant, as payee

Exhibit 10(o)(2) [5]          10.8          Revision and Extension Agreement
                                            dated as of December 20, 1988
                                            from Thomas L. Muir, as maker, to
                                            registrant, as payee

Exhibit 10(s) [6]             10.9          Benefit Equalization Plan of
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
