Form 10-Q
period 1997-03-31
UNITED TELEVISION INC
filed 1997-05-12
CIK 352942

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997
                                            --------------

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

As of May 8, 1997, there were 9,357,155 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           March 31,      December 31,
                                             1997             1996
                                         ------------     ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    58,179      $    21,695
   Marketable securities                     140,703          159,257
   Accrued interest receivable                 1,923            2,336
   Accounts receivable, net                   30,097           37,556
   Film contract rights                       16,140           21,045
   Deferred tax benefit                        4,787            4,536
   Prepaid expenses and other
      current assets                           4,120            3,370
                                         -----------      -----------
      Total current assets                   255,949          249,795
                                         -----------      -----------
Marketable Securities, noncurrent             37,161           36,876
                                         -----------      -----------
Other Investments                             17,531           17,531
                                         -----------      -----------
Film Contract Rights, noncurrent               5,036            4,691
                                         -----------      -----------
Property and Equipment, net                   14,291           14,533
                                         -----------      -----------
Intangible Assets, net                        11,613           11,765
                                         -----------      -----------
Other Assets                                     416              407
                                         -----------      -----------
                                         $   341,997      $   335,598
                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    24,306      $    25,402
   Accounts payable                            4,181            3,645
   Dividend payable                            4,687               -
   Accrued expenses                           14,830           18,524
   Income taxes payable                       15,929           10,968
                                         -----------      -----------
      Total current liabilities               63,933           58,539
                                         -----------      -----------
Film Contracts Payable after One Year         16,785           19,177
                                         -----------      -----------
Other Liabilities                              7,463            7,441
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   938              934
   Additional paid-in capital                  1,905              133
   Retained earnings                         247,357          242,979
   Treasury stock, at cost                    (2,430)              -
   Increase to reflect marketable
     securities at fair value                  6,046            6,395
                                         -----------      -----------
                                             253,816          250,441
                                         -----------      -----------
                                         $   341,997      $   335,598
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

              UNITED TELEVISION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - in thousands except per share data)
                                                        For the Three Months
                                                          Ended March 31,
                                                        ---------------------
                                                          1997         1996
                                                        --------     --------
Net Revenues                                            $ 38,327     $ 40,234
                                                        --------     --------

Expenses:
   Operating                                              12,925       15,706
   Selling, general and administrative                    13,428       13,183
                                                        --------     --------
                                                          26,353       28,889
                                                        --------     --------
Operating Income                                          11,974       11,345

Interest and Other Income                                  3,066        2,471
                                                        --------     --------
Income before Provision for Income Taxes                  15,040       13,816

   Provision for income taxes                             (5,975)      (5,450)
                                                        --------     --------
Net Income                                              $  9,065     $  8,366
                                                        ========     ========

Net Income per Share                                    $    .97     $    .87
                                                        ========     ========
Average Outstanding Common Shares                          9,364        9,603
                                                        ========     ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $  9,065   $  8,366
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                               (5,577)    (6,382)
      Film contract amortization                            4,998      6,821
      Depreciation and other amortization                   1,204      1,098
      Gain on dispositions of marketable securities          (281)       (79)
      Changes in assets and liabilities:
         Accounts receivable                                7,459      8,073
         Prepaid and other assets                           1,305      2,090
         Accounts payable and accrued expenses             (3,158)    (1,372)
         Income taxes payable                               4,961      5,455
                                                         --------   --------
         Net cash provided from
           operating activities                            19,976     24,070
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          29,014    105,813
   Purchases of marketable securities                     (11,042)  (101,148)
   Capital expenditures                                      (810)      (773)
                                                         --------   --------
         Net cash provided from
           investing activities                            17,162      3,892
                                                         --------   --------
Cash Flows from Financing Activities:
   Proceeds from exercise of stock options                  1,776      2,425
   Purchases of treasury stock                             (2,430)   (15,317)
                                                         --------   --------
         Net cash used in
           financing activities                              (654)   (12,892)
                                                         --------   --------

Net Increase in Cash and Cash Equivalents                  36,484     15,070

Cash and Cash Equivalents at Beginning of Period           21,695     16,888
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 58,179   $ 31,958
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.9% at March
31, 1997) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At March 31, 1997, all U.S. Government securities mature within two years. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
March 31, 1997
  U.S. Government securities    $131,990  $     3   $  888   $131,105
  BHC Class A common stock        11,325   12,514       -      23,839
  Other equity securities         24,601      664    2,345     22,920
                                --------  -------   ------   --------
                                $167,916  $13,181   $3,233   $177,864
                                ========  =======   ======   ========

Page 7
                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
December 31, 1996:
  U.S. Government securities    $149,908  $    87   $  555   $149,440
  BHC Class A common stock        11,325   11,637       -      22,962
  Other equity securities         24,382    1,004    1,655     23,731
                                --------  -------   ------   --------
                                $185,615  $12,728   $2,210   $196,133
                                ========  =======   ======   ========

     The difference between cost and fair value, net of taxes, is reflected as an increase to shareholders' investment in the accompanying balance sheets.

     For the quarter ended March 31, 1997, UTV realized gains of $281,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid (refund received) for income taxes for the first quarter of 1997 and 1996 totaled $1,014,000 and ($5,000), respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable nor the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $60,929,000 at March 31, 1997. UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

Page 8
               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $579,000 in the first quarter of 1997, while amortization exceeded payments by $439,000 in the first quarter of 1996) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first quarter of 1997, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 1997 totaled $19,976,000, and cash and marketable securities increased $17,930,000 to $198,882,000 at March 31, 1997.
UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

     Working capital increased $760,000 during the first quarter of 1997 to $192,016,000 at March 31, 1997. Working capital at
March 31, 1997 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $60,929,000 at March 31, 1997. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At March 31, 1997, purchase of an additional 801,149 shares was so authorized. From January 1, 1995, through March 31, 1997, 824,268 shares were purchased for an aggregate cost of $65,689,000, of which 27,600 shares were purchased during the first quarter of 1997 for an aggregate cost of $2,430,000.

     UTV's commitments for capital expenditures at March 31, 1997 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. First quarter 1997 net income totaled $9,065,000, an 8% increase over last year's first quarter net income of $8,366,000. Reflecting a reduction in average common shares outstanding, earnings per share rose 11% to $.97 in 1997 from $.87 in 1996.

     As a result of lackluster demand by national advertisers, consolidated net revenue for the quarter decreased 5% to $38,327,000, from $40,234,000 in 1996. The decrease also reflects a reduction in barter revenue recorded in the quarter, as well as a reduction in network revenue. The 1996 period included a retroactive increase in network revenue. Despite the revenue decrease, operating income totaled a record $11,974,000, a 6% increase from last year's $11,345,000. The decrease in revenues was more than offset by a 9% decrease in operating expenses, which reflected a 22% decrease in programming costs.

     Interest and other income for the quarter increased
24% to $3,066,000, from $2,471,000 in 1996.

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


                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  May 9, 1997                 By:  /s/  Garth S. Lindsey
       ------------                     ---------------------
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