Form 10-Q
period 1997-06-30
UNITED TELEVISION INC
filed 1997-08-13
CIK 352942

               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997
                                        -------------

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

As of August 11, 1997, there were 9,384,914 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           June 30,       December 31,
                                             1997             1996
                                         -----------      -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    28,108      $    21,695
   Marketable securities                     169,956          159,257
   Accrued interest receivable                 1,869            2,336
   Accounts receivable, net                   34,302           37,556
   Film contract rights                       11,826           21,045
   Deferred tax benefit                        4,497            4,536
   Prepaid expenses and other
      current assets                           3,885            3,370
                                         -----------      -----------
      Total current assets                   254,443          249,795
                                         -----------      -----------
Marketable Securities, noncurrent             43,034           36,876
                                         -----------      -----------
Other Investments                             17,531           17,531
                                         -----------      -----------
Film Contract Rights, noncurrent               3,695            4,691
                                         -----------      -----------
Property and Equipment, net                   13,900           14,533
                                         -----------      -----------
Intangible Assets, net                        11,460           11,765
                                         -----------      -----------
Other Assets                                     423              407
                                         -----------      -----------
                                         $   344,486      $   335,598
                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    21,801      $    25,402
   Accounts payable                            2,936            3,645
   Accrued expenses                           15,038           18,524
   Income taxes payable                       10,708           10,968
                                         -----------      -----------
      Total current liabilities               50,483           58,539
                                         -----------      -----------
Film Contracts Payable after One Year         14,001           19,177
                                         -----------      -----------
Other Liabilities                              9,397            7,441
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   940              934
   Additional paid-in capital                  2,638              133
   Retained earnings                         259,964          242,979
   Treasury stock, at cost                    (2,430)              -
   Increase to reflect marketable
     securities at fair value                  9,493            6,395
                                         -----------      -----------
                                             270,605          250,441
                                         -----------      -----------
                                         $   344,486      $   335,598
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                   ------------------    ------------------
                                     1997      1996        1997      1996
                                   --------  --------    --------  --------
Net Revenues                       $ 44,919  $ 45,816    $ 83,246  $ 86,050
                                   --------  --------    --------  --------

Expenses:
   Operating                         13,428    15,170      26,353    30,876
   Selling, general and
     administrative                  13,404    13,470      26,832    26,653
                                   --------  --------    --------  --------
                                     26,832    28,640      53,185    57,529
                                   --------  --------    --------  --------
     Operating income                18,087    17,176      30,061    28,521

Interest and Other Income             2,795     2,498       5,861     4,969
                                   --------  --------    --------  --------
     Income before income taxes      20,882    19,674      35,922    33,490

Income Tax Provision                 (8,275)   (7,800)    (14,250)  (13,250)
                                   --------  --------    --------  --------
     Net income                    $ 12,607  $ 11,874    $ 21,672  $ 20,240
                                   ========  ========    ========  ========
Net Income per Share               $   1.35  $   1.25    $   2.31  $   2.12
                                   ========  ========    ========  ========
Average Outstanding Common Shares     9,360     9,465       9,362     9,534
                                   ========  ========    ========  ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                              Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 21,672   $ 20,240
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (11,613)   (12,524)
      Film contract amortization                           10,159     13,964
      Depreciation and other amortization                   2,309      2,223
      Gain on dispositions of marketable securities          (316)       (99)
      Changes in assets and liabilities:
         Accounts receivable                                3,254      1,814
         Prepaid and other assets                           2,828      2,800
         Accounts payable and accrued expenses             (4,195)    (4,771)
         Income taxes payable                                (260)     3,884
                                                         --------   --------
         Net cash provided from
           operating activities                            23,838     27,531
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          88,465    128,479
   Purchases of marketable securities                     (99,913)  (124,150)
   Purchases of other investments                              -      (2,663)
   Capital expenditures                                    (1,371)    (1,287)
                                                         --------   --------
         Net cash (used in) provided from
           investing activities                           (12,819)       379
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,687)    (4,750)
   Proceeds from exercise of stock options                  2,511      3,435
   Purchases of treasury stock                             (2,430)   (20,914)
                                                         --------   --------
         Net cash used in financing activities             (4,606)   (22,229)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                   6,413      5,681

Cash and Cash Equivalents at Beginning of Period           21,695     16,888
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 28,108   $ 22,569
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.8% at June 30, 1997) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At June 30, 1997, all U.S. Government securities mature within two years. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
June 30, 1997
  U.S. Government securities    $160,504  $    17   $  353   $160,168
  BHC Class A common stock        11,325   15,742       -      27,067
  Other equity securities         25,542    2,088    1,875     25,755
                                --------  -------   ------   --------
                                $197,371  $17,847   $2,228   $212,990
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

     For the six months ended June 30, 1997, UTV realized marketable securities gains of $316,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the six months ended June 30, 1997 and 1996 totaled $14,510,000 and $9,366,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $75,629,000 at June 30, 1997. UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $1,454,000 in the first six months of 1997, while amortization exceeded payments by $1,440,000 in the first six months of 1996) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first six months of 1997, and UTV expects them to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities.
UTV's cash flow from operations for the first six months of 1997 totaled $23,838,000, and cash and marketable securities increased $23,270,000 to $241,098,000 at June 30, 1997. UTV has
a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

     Working capital increased $12,704,000 during the first six months of 1997 to $203,960,000 at June 30, 1997, primarily reflecting cash from operations offset by payment of a cash dividend. Working capital at June 30, 1997 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $75,629,000 at June 30, 1997. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At June 30, 1997, 801,149 shares were authorized for purchase. From January 1, 1995, through June 30, 1997, 824,268 shares were purchased for an aggregate cost of $65,689,000, of which 27,600 shares were purchased during the first six months of 1997 for an aggregate cost of $2,430,000.

     UTV's commitments for capital expenditures at June 30, 1997 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Second quarter net income totaled $12,607,000, a 6% increase over last year's second quarter net income of $11,874,000. Reflecting a reduction in average common shares outstanding, earnings per share rose 8% to $1.35 in 1997, from $1.25 in 1996.

     Consolidated net revenue for the quarter decreased 2% to $44,919,000, from $45,816,000 in 1996. The decrease resulted from reduced demand by both local and national advertisers.
After a 6% decrease in operating expenses, operating income totaled a record $18,087,000, a 5% increase from last year's $17,176,000. The decrease in operating expenses was attributable primarily to a 14% decrease in programming costs.

     Interest and other income for the quarter rose 12% to $2,795,000, from $2,498,000 in 1996.

     Net income for the first six months of 1997 increased
7% to $21,672,000, from last year's net income of $20,240,000.
Reflecting a reduction in average common shares outstanding, earnings per share rose 9% to $2.31 in 1997, from $2.12 last year.

     Consolidated net revenues for the six month period decreased 3% to $83,246,000, from $86,050,000 in 1996.
After an 8% decrease in operating expenses, operating income totaled $30,061,000, a 5% increase from last year's $28,521,000.
The decrease in operating expenses was attributable primarily to an 18% decrease in programming costs.

     Interest and other income for the six month period increased 18% to $5,861,000, from $4,969,000 last year.


Item 3.    Quantative and Qualative Disclosures about Market Risk.
           -------------------------------------------------------

     Not applicable.

Page 10
                UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

     UTV held its annual meeting of stockholders on May 6, 1997.

     At the meeting, the following were elected directors, by the number of votes set forth opposite their respective names:

                                                               Broker
                                   For         Withheld      Non-votes
                                ---------      --------      ---------
         Lawrence R. Barnett    8,994,814       29,417         - 0 -
         Norman Perlmutter      9,001,813       22,817         - 0 -
         Howard F. Roycroft     9,001,414       24,169         - 0 -
         Rocco C. Siciliano     9,000,062       22,418         - 0 -

     At the meeting, the selection of Price Waterhouse LLP as UTV's auditors for the current year was ratified by the following vote:

                                                               Broker
                 For              Against       Abstain      Non-votes
              ---------           -------       -------      ---------
              9,015,801            4,206         4,224         - 0 -


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


                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  August 13, 1997             By:  /s/ Garth S. Lindsey
       ---------------                  --------------------
                                        Garth S. Lindsey
                                         Executive Vice President
                                         and Chief Financial
                                         Officer (Principal
                                         Financial and Accounting
                                         Officer)

Page 11
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                         27           Financial Data Schedule