Form 10-Q
period 1997-09-30
UNITED TELEVISION INC
filed 1997-11-13
CIK 352942

Page 1
               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997
                                        ------------------

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

As of November 10, 1997, there were 9,400,839 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                        September 30,     December 31,
                                             1997             1996
                                        -------------     ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    53,761      $    21,695
   Marketable securities                     157,584          159,257
   Accrued interest receivable                 1,842            2,336
   Accounts receivable, net                   32,188           37,556
   Film contract rights                       32,590           21,045
   Deferred tax benefit                        4,406            4,536
   Prepaid expenses and other
      current assets                           3,081            3,370
                                         -----------      -----------
      Total current assets                   285,452          249,795
                                         -----------      -----------
Marketable Securities, noncurrent             45,879           36,876
                                         -----------      -----------
Other Investments                             17,531           17,531
                                         -----------      -----------
Film Contract Rights, noncurrent               3,870            4,691
                                         -----------      -----------
Property and Equipment, net                   13,600           14,533
                                         -----------      -----------
Intangible Assets, net                        11,308           11,765
                                         -----------      -----------
Other Assets                                     439              407
                                         -----------      -----------
                                         $   378,079      $   335,598
                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    28,156      $    25,402
   Accounts payable                            3,051            3,645
   Accrued expenses                           22,702           18,524
   Income taxes payable                        9,291           10,968
                                         -----------      -----------
      Total current liabilities               63,200           58,539
                                         -----------      -----------
Film Contracts Payable after One Year         20,592           19,177
                                         -----------      -----------
Other Liabilities                             10,672            7,441
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   959              934
   Additional paid-in capital                  3,375              133
   Retained earnings                         270,102          242,979
   Treasury stock, at cost                    (2,430)              -
   Increase to reflect marketable
     securities at fair value                 11,609            6,395
                                         -----------      -----------
                                             283,615          250,441
                                         -----------      -----------
                                         $   378,079      $   335,598
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------    ------------------
                                     1997      1996        1997      1996
                                   --------  --------    --------  --------
Net Revenues                       $ 40,436  $ 40,835    $123,682  $126,885
                                   --------  --------    --------  --------

Expenses:
   Operating                         13,927    11,511      40,280    42,387
   Selling, general and
     administrative                  12,741    15,264      39,573    41,917
                                   --------  --------    --------  --------
                                     26,668    26,775      79,853    84,304
                                   --------  --------    --------  --------
     Operating income                13,768    14,060      43,829    42,581

Interest and Other Income             3,045     2,374       8,906     7,343
                                   --------  --------    --------  --------
     Income before income taxes      16,813    16,434      52,735    49,924

Income Tax Provision                 (6,675)   (6,250)    (20,925)  (19,500)
                                   --------  --------    --------  --------
     Net income                    $ 10,138  $ 10,184    $ 31,810  $ 30,424
                                   ========  ========    ========  ========
Net Income per Share               $   1.08  $   1.08    $   3.39  $   3.20
                                   ========  ========    ========  ========
Average Outstanding Common Shares     9,386     9,453       9,370     9,507
                                   ========  ========    ========  ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                             Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 31,810   $ 30,424
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (18,692)   (19,664)
      Film contract amortization                           15,341     20,217
      Depreciation and other amortization                   3,455      3,404
      Gain on dispositions of marketable securities          (375)      (113)
      Changes in assets and liabilities:
         Accounts receivable                                5,368      7,136
         Prepaid and other assets                          (2,453)      (506)
         Accounts payable and accrued expenses              3,584        122
         Income taxes payable                              (1,677)     3,634
                                                         --------   --------
         Net cash provided from
           operating activities                            36,361     44,654
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                         129,254    179,235
   Purchases of marketable securities                    (127,634)  (175,221)
   Purchases of other investments                              -     (20,193)
   Capital expenditures                                    (2,065)    (2,406)
                                                         --------   --------
         Net cash used in
           investing activities                              (445)   (18,585)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,687)    (4,750)
   Proceeds from exercise of stock options                  3,267      3,563
   Purchases of treasury stock                             (2,430)   (23,171)
                                                         --------   --------
         Net cash used in
           financing activities                            (3,850)   (24,358)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                  32,066      1,711

Cash and Cash Equivalents at Beginning of Period           21,695     16,888
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 53,761   $ 18,599
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.6% at September 30, 1997) subsidiary of BHC Communications, Inc.
(BHC), a majority owned subsidiary of Chris-Craft
Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At September 30, 1997, all U.S. Government securities mature within two years. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
September 30, 1997
  U.S. Government securities    $147,900  $    51   $  156   $147,795
  BHC Class A common stock        11,325   18,007       -      29,332
  Other equity securities         25,136    2,787    1,587     26,336
                                --------  -------   ------   --------
                                $184,361  $20,845   $1,743   $203,463
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

     For the nine months ended September 30, 1997, UTV realized marketable securities gains of $375,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the nine months ended
September 30, 1997 and 1996 totaled $22,602,000 and $15,866,000, respectively.

4.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheet, totaled $67,673,000 at September 30, 1997. UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

     UTV has signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60,000,000 and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $3,351,000 in the first nine months of 1997, while amortization exceeded payments by $553,000 in the first nine months of 1996) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first nine months of 1997, and UTV expects them to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first nine months of 1997 totaled $36,361,000, and cash and marketable securities increased $39,396,000 to $257,224,000 at September 30, 1997.
UTV has a remaining commitment to invest over time up to $19,807,000 in a management buyout limited partnership.

     Working capital increased $30,996,000 during the first nine months of 1997 to $222,252,000 at September 30, 1997, primarily reflecting cash from operations offset by payment of a cash dividend. Working capital at September 30, 1997 remains substantially in excess of UTV's normal operating requirements.

     UTV is engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion. In October 1997, UTV signed a definitive agreement to purchase the assets of WRBW-TV in Orlando, Florida, for approximately $60,000,000 and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $67,673,000 at September 30, 1997. UTV expects to continue to satisfy these commitments with funds provided from operations.

     UTV's Board of Directors has from time to time authorized the purchase of UTV's common shares. At September 30, 1997, 801,149 shares were authorized for purchase. From January 1, 1995, through September 30, 1997, 824,268 shares were purchased for an aggregate cost of $65,689,000, of which 27,600 shares were purchased during the first nine months of 1997 for an aggregate cost of $2,430,000.

     UTV's commitments for capital expenditures at September 30, 1997 were not material in relation to UTV's financial position. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its five television stations. Third quarter net income totaled $10,138,000, a slight decrease from last year's third quarter net income of $10,184,000. Reflecting a 1% reduction in average common shares outstanding, earnings per share were $1.08 in both quarters.

     Consolidated net revenues for the quarter decreased 1% to $40,436,000, from $40,835,000 in 1996. Despite a strong increase in demand by national advertisers, soft demand by local advertisers and the absence in the 1997 quarter of Olympics related revenue recorded in the 1996 third quarter resulted in the net revenue reduction. Consequently, although total operating expenses decreased slightly, operating income decreased 2% to $13,768,000, from last year's $14,060,000.

     Interest and other income for the quarter rose 28% to $3,045,000, from $2,374,000 in 1996.

     Net income for the first nine months of 1997 increased
5% to $31,810,000, from last year's net income of $30,424,000.
Reflecting a reduction in average common shares outstanding, earnings per share rose 6% to $3.39 in 1997, from $3.20 last year.

     Consolidated net revenues for the nine month period decreased 3% to $123,682,000, from $126,885,000 in 1996.
The decrease reflects reduced demand by local advertisers in the 1997 period, Olympics related revenue recorded in the 1996 period, and a favorable retroactive network revenue adjustment recorded in the 1996 period. After a 5% decrease in total operating expenses (reflecting a 13% decrease in programming costs), operating income totaled $43,829,000, a 3% increase from last year's $42,581,000.

     Interest and other income for the nine month period increased 21% to $8,906,000, from $7,343,000 last year.


Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk.
           -----------------------------------------------

     Not applicable.

Page 11
                UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

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


                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  November 12, 1997           By:  /s/ Garth S. Lindsey
       -----------------                --------------------
                                        Garth S. Lindsey
                                         Executive Vice President
                                         and Chief Financial
                                         Officer (Principal
                                         Financial and Accounting
                                         Officer)

Page 12
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
-------------        -----------              -------

                         27           Financial Data Schedule




3