Form 10-K
period 1997-12-31
UNITED TELEVISION INC
filed 1998-03-27
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                         -----------------------

                                FORM 10-K

                    FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

(Mark One)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

                                    OR

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

132 S. Rodeo Drive, Fourth Floor,
Beverly Hills, California                                         90212
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 281-4844

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.10 par value
                             (Title of class)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1998, was approximately $383,825,000.

    As of February 28, 1998, there were 9,372,673 shares of the registrant's Common Stock outstanding.


                   DOCUMENTS INCORPORATED BY REFERENCE


    The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                Document                        Part

        Those portions of the
        registrant's annual
        report to stockholders
        for the fiscal year ended
        December 31, 1997 (the
        "Annual Report") that are
        specifically identified
        herein as incorporated by
        reference into this Form
        10-K.                                     II

        Those portions of the
        registrant's proxy
        statement for the
        registrant's 1998 Annual
        Meeting (the "Proxy
        Statement") that are
        specifically identified
        herein as incorporated by
        reference into this Form
        10-K.                                     III

                                 PART I

ITEM 1.             BUSINESS.

                                 General

    United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (58.8% at February 28, 1998) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (78.8% at February 28, 1998) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV operates six of BHC's nine television stations that comprise Chris-Craft's Television Division.

    At February 28, 1998, UTV had 559 full-time employees and 76 part-time employees.

    On January 20, 1998, UTV acquired the assets of a UHF television station in Baltimore, Maryland, at which time the station's call letters were changed to WUTB, and the station became an affiliate of the United Paramount Network ("UPN"), a fifth broadcast television network which is 50% - owned by BHC. In October 1997, UTV agreed to purchase the assets of UHF television station WRBW in Orlando, Florida for $60,000,000 and possible future consideration. The acquisition is subject to approval by the Federal Communications Commission and other conditions.


                        Television Broadcasting

    UTV operates three very high frequency ("VHF") television stations and three ultra high frequency ("UHF") television stations. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

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

    The following table sets forth certain information with respect to UTV stations and their respective markets:

                                                     Total
                                                     Commercial
                Network        DMA TV                Stations       DMA Cable
Station and     Affiliation/   House-     DMA        Operating in   TV Pene-
Location        Channel        Holds(a)   Rank (a)   Market (b)     tration(c)
------------    ------------   --------   --------   ------------   ----------
KMSP
  Minneapolis/
  St. Paul      UPN 9          1,448,100    14th         4VHF          52%
                                                         3UHF
KTVX
  Salt Lake
  City          ABC 4            690,310    36th         4VHF          56%
                                                         2UHF
KMOL
  San Antonio   NBC 4            648,550    38th         3VHF          65%
                                                         3UHF
KBHK
  San Francisco UPN 44         2,297,880     5th         4VHF          71%
                                                        10UHF
WUTB
  Baltimore     UPN 24           988,040    23rd         3VHF          65%
                                                         3UHF
KUTP
  Phoenix       UPN 45         1,289,210    17th         4VHF          59%
                                                         4UHF
_______________

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


     Programming

     UTV's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV has begun to invest directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1997 was not significant to UTV's financial position. UTV television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

     The terms of UPN's primary affiliate station agreements range up to ten and a half years and provide commercial time to the stations as consideration for broadcasting the network's programming.

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

     UTV television stations are frequently required to make substantial financial commitments to obtain syndicated programming while such programming is still being broadcast by another network and before it is available for broadcast by UTV stations, or even before it has been produced. Generally, syndication contracts require the station to acquire an entire program series, before the number of episodes of original showings that will be produced has been determined. While analyses of network audiences are used in estimating the value and potential profitability of such programming, there is no assurance that a successful network program will continue to be successful or profitable when broadcast after initial network airing.

     Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $29,144,000 as of December 31, 1997. The stations were committed for film and sports rights contracts aggregating $78,958,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E), 3 and 9 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

     Most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV has entered into a 10-year affiliation agreement for KTVX. The term of KMOL's affiliation agreement automatically renews for two year periods, unless either party notifies the other that the affiliation will not be renewed. Current FCC rules do not limit the duration of affiliation agreements.

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

     Subject to certain limitations contained in the affiliation agreement, an affiliate may accept or reject a program offered by the network and instead broadcast programming from another source. Rejection of a program may give the network the right to offer that program to another station in the area.


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

     Advertising is generally placed with UTV stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. UTV has established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all UTV and BHC stations. Practices with respect to sale of advertising time do not differ markedly between UTV's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.


     Government Regulation

     Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. UTV television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Telecommunications Act of 1996 (the "Telecom Act") and by the Budget Reconciliation Act of 1997, some provisions of which have been incorporated into the FCC's rules and regulations during the past year, and other provisions of which will be incorporated over the next several months.

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

     KMSP UPN 9's license renewal was granted on April 15, 1993, and is due to expire on April 1, 1998. A renewal application for KMSP was timely filed on December 1, 1997, and remains pending. On March 2, 1998, Lakeland Group Television, Inc., licensee of television station KGLT, Minneapolis, Minnesota, filed a petition to deny the KMSP renewal unless and until UTV permits KGLT's antenna to remain on UTV's television tower on reasonable and equitable terms. UTV intends to vigorously oppose the petition, which it does not believe will have a material adverse effect on UTV's license for KMSP. KTVX's license renewal was granted on September 29,

1993, and is due to expire on October 1, 1998. KUTP UPN 45's license renewal was granted on March 28, 1994, and is due to expire on October 1, 1998. KBHK UPN 44's license renewal was granted on October 2, 1995, and is due to expire on December 1, 1998. KMOL's license renewal was granted on August 18, 1995, and is due to expire on August 1, 1998; its renewal application is due to be filed on April 1, 1998. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2001.

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

     FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to UHF stations KBHK UPN 44, KUTP UPN 45 and WUTB UPN 24, the nine BHC stations are deemed to reach approximately 18% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

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

     The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories in order to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. UTV cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect UTV's business. The Telecom Act also directed the FCC to adopt regulations requiring increased closed-captioning of video programming, and the FCC recently did so. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in the year 2008.

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

     FCC regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") require each television broadcaster to elect, at three-year intervals beginning June 17, 1993, either to (i) require carriage of its signal by cable systems in the station's market ("must-carry") or (ii) negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market ("retransmission consent"). In June 1997, the U.S. Supreme Court upheld the constitutionality of the must-carry provisions.

     On August 8, 1996, under the Children's Television Act of 1990 (the
"CTA"), the FCC amended its rules to establish a "processing guideline" for broadcast television stations, of at least three hours per week, averaged over a six-month period, of "programming that furthers the educational and informational needs of children 16 and under in any respect, including the child's intellectual/cognitive or social/emotional needs." Children's "Core Programming" has been defined as educational and informational programming that, among other things (i) has serving the educational and informational needs of children "as a significant purpose," (ii) has a specified educational and informational objective and a specified target child audience, (iii) is regularly scheduled, weekly programming, (iv) is at least 30 minutes in length, and (v) airs between 7:00 a.m. and 10:00 p.m. Any station that satisfied the processing guideline by broadcasting at least three weekly hours of Core Programming will receive FCC staff-level approval of the portion of its license renewal application pertaining to the CTA. Alternatively, a station may qualify for staff-level approval even if it broadcasts "somewhat less" than three hours per week of Core Programming by demonstrating that it has aired a weekly package of different types of educational and informational programming that is "at least equivalent" to three hours of Core Programming. Non-Core Programming that can qualify under this alternative includes specials, public service announcements, short-form programs and regularly scheduled non-weekly programs, with "a significant purpose of educating and informing children." A licensee that does not meet the processing guidelines under either of these alternatives will be referred by the FCC's staff to the Commissioners of the FCC, who will evaluate the licensee's compliance with the CTA on the basis of both its programming and its other efforts related to children's educational and informational programming, e.g., its sponsorship of Core Programming on other stations in the market, or nonbroadcast activities "which enhance the value" of such programming. A television station ultimately found not to have complied with the CTA could face sanctions including monetary fines and the possible non-renewal of its broadcast license. UTV believes that each of its stations currently meets the three-hour programming guideline.

     The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to UTV television stations are as follows:
KBHK, channel 45; KMSP, channel 26; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; and WUTB, channel 41. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions which have not been subjected to extensive field testing and which, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the UTV television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on UTV, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. UTV expects that, during 1998, its stations will begin converting to DTV. Future capital expenditures by UTV will be compatible with the new technology whenever possible.

     The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks, including UPN, and their affiliated stations. In a rulemaking proceeding, the FCC is examining its rules prohibiting broadcast television networks from representing their affiliated stations for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider relaxing or eliminating its rules prohibiting broadcast networks from
(i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network.

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

     The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to UTV stations, currently ranging as high as $28,450 per station.

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

     Audience ratings provided by Nielsen have a direct bearing on the competitive position of television stations. In general, major network programs achieve higher ratings than other programs.

     There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major VHF network-affiliated stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, in 1997, KTVX ranked second of the six television stations in terms of audience share. In San Antonio, in 1997, KMOL ranked second of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44, generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market. Prior to its acquisition by UTV in January 1998, the Baltimore station operated as a Home Shopping Network affiliate. As such, it did not compete in the Baltimore market for advertising revenue.

     UTV stations may face increased competition in the future from additional television stations that may enter their respective markets. See note (b) to the table under Television Broadcasting.

     Cable television is a major competitor of television broadcasting stations. Because cable television systems operate in each market served by a UTV station, the stations are affected by rules governing cable operations. If a station is not widely accessible by cable in those markets having strong cable penetration, it may lose effective access to a significant portion of the local audience. Even if a television station is carried on a local cable system, an unfavorable channel or service tier position on the cable system may adversely affect the station's audience ratings and, in some circumstances, a television set's ability to receive the station being carried on an unfavorable channel position. Some cable system operators may be inclined to place broadcast stations in unfavorable channel locations.

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

     Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. Four direct broadcast satellite ("DBS") systems currently provide service. The number of subscribers to DBS services increased substantially during the last three years, from approximately 600,000 at the end of 1994, to approximately
6.7 million as of February 1998. The emergence of home satellite dish antennas has also made it possible for individuals to receive a host of video programming options via satellite transmission. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). At the end of 1997, wireless cable systems served about 1.1 million subscribers. Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator.

     Technological developments in television transmission have created the probability that one or more of the broadcast and nonbroadcast television media will provide enhanced or "high definition" pictures and sound to the public of a quality that is technically superior to that of the pictures and sound currently available. It is not yet clear when and to what extent technology of this kind will be available to the various television media; whether and how television broadcast stations will be able to avail themselves of these various improvements; whether all television broadcast stations will be afforded sufficient spectrum to do so; whether viewing audiences will make choices among services upon the basis of such differences; or, if they would, whether significant additional expense would be required for television stations to provide such services. Many segments of the television industry are intensively studying digital television technology. UTV is unable to predict the outcome of these developments.

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

                                    13

ITEM 2.   PROPERTIES.

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Baltimore, Salt Lake City and San Francisco. The Baltimore lease expires in March 2000. The Salt Lake City lease expires in August 1999 and is renewable, at an increased rental, for two five-year periods. The San Francisco lease expires in 2007.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The Baltimore facility is approximately 7,800 square feet and is located in an office park in a suburb of Baltimore. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

     UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

     KTVX's transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in July 2002 and is renewable, at no increase in rental, for a 50-year period.

     KMOL's transmitter facilities are located at a site near San Antonio on land and on a tower owned by Texas Tall Tower Corporation, a corporation owned in equal shares by UTV and another television station that also transmits from the same tower.

     KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in 2005 and is renewable for two five year periods.

     KUTP's transmitter facilities and tower are located on a site within South Mountain Park, a communications park owned by the City of Phoenix, which also contains transmitter facilities and towers for the other television stations in Phoenix as well as facilities for several FM radio stations. The license for this space expires in 2012.

     WUTB's transmitter facilities are located on a site near Baltimore. The building containing the transmitter, and the tower on which the antenna is mounted, are shared with another television station. The lease for the tower and building expires in December 1999, and is renewable for two five-year periods.

     UTV believes its properties are adequate for their present uses.


ITEM 3.             LEGAL PROCEEDINGS.

     Not applicable.


ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of UTV, as of February 28, 1998, are as follows:

                                                                    Has served
                   Positions with UTV; principal occupation;        as officer
     Name          and age as of February 28, 1998                  since

John C. Siegel     Chairman of UTV and President, UTV of San
                   Francisco, Inc., which owns KBHK; Senior Vice
                   President, Chris-Craft; 45
                      1983

Evan C Thompson    President and Chief Executive Officer;
                   Executive Vice President and President,
                   Television Division, Chris-Craft; 55             1983

Laurey J. Barnett  Vice President and Director of Programming;
                   38                                               1987

Garth S. Lindsey   Executive Vice President, Chief Financial
                   Officer and Secretary; 53                        1977

Thomas L. Muir     Treasurer and Controller; 49                     1981

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, Notes thereto, Report of Independent Accountants thereon and Quarterly Financial Information (unaudited) appearing in the Annual Report are incorporated herein by this reference. Except as specifically set forth herein and elsewhere in this Form 10-K, no information appearing in the Annual Report is incorporated by reference into this report, nor is the Annual Report, deemed to be filed, as part of this report or otherwise, pursuant to the Securities Exchange Act of 1934.


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

Dated:  March 27, 1998


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

    Signature and Title                          Date

    JOHN C. SIEGEL                               March 27, 1998
    John C. Siegel
    Chairman and Director

    EVAN C THOMPSON                              March 27, 1998
    Evan C Thompson
    President, Chief Executive
    Officer and Director
    (principal executive
    officer)

    GARTH S. LINDSEY                             March 27, 1998
    Garth S. Lindsey
    Executive Vice President,
    Chief Financial Officer
    and Secretary (principal
    financial and accounting
    officer)



    LAWRENCE R. BARNETT                          March 27, 1998
    Lawrence R. Barnett
    Vice Chairman and Director

    JOHN L. EASTMAN                              March 27, 1998
    John L. Eastman
    Director

    JAMES D. HODGSON                             March 27, 1998
    James D. Hodgson
    Director

    NORMAN PERLMUTTER                            March 27, 1998
    Norman Perlmutter
    Director

    HOWARD F. ROYCROFT                           March 27, 1998
    Howard F. Roycroft
    Director

    ROCCO C. SICILIANO                           March 27, 1998
    Rocco C. Siciliano
    Director

    HERBERT J. SIEGEL                            March 27, 1998
    Herbert J. Siegel
    Director

              UNITED TELEVISION, INC. AND SUBSIDIARIES

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS:

    Report of Independent Accountants

    Consolidated Balance Sheets - December 31, 1997 and 1996

    Consolidated Statements of Income - For the Years
     Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Cash Flows - For the Years
     Ended December 31, 1997, 1996 and 1995

    Consolidated Statements of Shareholders' Investment - For the Years Ended December 31, 1997, 1996 and 1995

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

   REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 1998 appearing on page 19 of the 1997 Annual Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Century City, California
February 10, 1998

                                                                   Schedule II

               UNITED TELEVISION, INC. AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS
              FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                        (In Thousands of Dollars)

          Column A                         Column B          Column C                          Column D         Column E
          --------                         --------          ---------                         --------         --------
                                                                      Additions
                                                             ------------------------
                                           Balance at        Charged to       Charged                           Balance at
                                           Beginning         Costs and        to Other                          End of
         Description                       of Period         Expenses         Accounts         Deductions       Period
         -----------                       ----------        ----------       --------         ----------       ----------
Year ended December 31, 1997:
 Allowance for doubtful accounts           $ 1,661           $ 342            $ ---            $(258)(a)        $ 1,745

Year ended December 31, 1996:
 Allowance for doubtful accounts           $ 1,690           $ 272            $ ---            $(301)(a)        $ 1,661

Year ended December 31, 1995:
 Allowance for doubtful accounts           $ 1,994           $ 232            $ ---            $(536)(a)        $ 1,690


(a)  Accounts written off, net of recoveries.

Incorporated by
Reference to:              Exhibit No.      Exhibit
---------------            -----------      -------
Exhibit 3(a) [1]               3.1          Restated Certificate
                                            of Incorporation

Exhibit 3.2 [8]                3.2          Restated By-Laws

Exhibit A to registrant's     10.1          1988 Stock Option Plan
Proxy Statement dated
March 23, 1988 (File
No. 0-9786)

Exhibit 10(a)(1) [7]          10.2          Amendment No. 1 thereto

Exhibit 10(i) [3]             10.3          Employment Agreement, dated
                                            January 1, 1981, between
                                            registrant and Garth S. Lindsey,
                                            as amended

Exhibit 10(m) [3]             10.4          Employment Agreement, dated
                                            January 1, 1981, between
                                            registrant and Thomas L. Muir,
                                            as amended

Exhibit 10(t) [4]             10.5          Note dated as of January 6, 1984
                                            in the original principal amount
                                            of $200,000 from Garth S.
                                            Lindsey, as maker, to registrant,
                                            as payee

Exhibit 10(n)(2) [5]          10.6          Revision and Extension Agreement
                                            dated as of December 19, 1988
                                            from Garth S. Lindsey, as maker,
                                            to registrant, as payee

Exhibit 10(u) [4]             10.7          Note dated as of January 25, 1984
                                            in the original principal amount
                                            of $100,000 from Thomas L. Muir,
                                            as maker, to registrant, as payee

Exhibit 10(o)(2) [5]          10.8          Revision and Extension Agreement
                                            dated as of December 20, 1988
                                            from Thomas L. Muir, as maker, to
                                            registrant, as payee

Exhibit 10(s) [6]             10.9          Benefit Equalization Plan of
                                            registrant



Exhibit 10.10 [8]             10.10         Tax Sharing Agreement,
                                            between UTV and BHC dated
                                            Ocotber 21, 1996, effective
                                            Janaury 1, 1995

Exhibit 10.1 [9]              10.11         Asset Purchase Agreement, dated
                                            November 11, 1997, between
                                            registrant, SKMD Broadcasting
                                            Partnership and Silver King
                                            Broadcasting of Maryland,
                                            Inc. and Amendment No. 1
                                            thereto

 *                            13            Portions of the Annual Report
                                            incorporated by reference

 *                            21            Subsidiaries of registrant

 *                            23            Consent of Price Waterhouse LLP

 *                            27            Financial Data Schedule

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

[4]  Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1983.

[5]  Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1988.

[6]  Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1989.

[7]  Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1991.

[8]  Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1996.

[9]  Registrant's report on Form 8-K dated February 12, 1998

                                  23
