Form 10-Q
period 1998-03-31
UNITED TELEVISION INC
filed 1998-05-15
CIK 352942

Page 1
               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998
                                            --------------

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

As of May 13, 1998, there were 9,397,593 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           March 31,      December 31,
                                             1998             1997
                                         ------------     ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    26,320      $    98,075
   Marketable securities                     131,206          124,811
   Accrued interest receivable                 1,594            2,014
   Accounts receivable, net                   29,407           36,913
   Film contract rights                       19,284           24,627
   Deferred tax benefit                        5,348            5,233
   Prepaid expenses and other
      current assets                           2,576            1,721
                                         -----------      -----------
      Total current assets                   215,735          293,394
                                         -----------      -----------
Marketable Securities, noncurrent             48,671           47,695
                                         -----------      -----------
Other Investments                             17,531           17,531
                                         -----------      -----------
Film Contract Rights, noncurrent               3,662            4,517
                                         -----------      -----------
Property and Equipment, net                   15,172           13,175
                                         -----------      -----------
Intangible Assets, net                        88,333           11,156
                                         -----------      -----------
Other Assets                                     495              518
                                         -----------      -----------
                                         $   389,599      $   387,986
                                         ===========      ===========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    24,409      $    26,268
   Accounts payable                            2,848            3,090
   Dividend payable                            4,688                -
   Accrued expenses                           19,482           22,428
   Income taxes payable                       13,336            8,475
                                         -----------      -----------
      Total current liabilities               64,763           60,261
                                         -----------      -----------
Film Contracts Payable after One Year         13,768           16,483
                                         -----------      -----------
Other Liabilities                             10,225           10,502
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                 -                -
   Common stock $.10 par value                   945              941
   Additional paid-in capital                  5,640            3,635
   Retained earnings                         285,193          283,271
   Treasury stock, at cost                    (7,010)               -
   Adjustment to reflect marketable
     securities at fair value                 16,075           12,893
                                         -----------      -----------
                                             300,843          300,740
                                         -----------      -----------
                                         $   389,599      $   387,986
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

              UNITED TELEVISION, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited - in thousands except per share data)
                                                        For the Three Months
                                                          Ended March 31,
                                                        ---------------------
                                                          1998         1997
                                                        --------     --------
Net Revenues                                            $ 39,293     $ 38,327
                                                        --------     --------

Expenses:
   Operating                                              15,955       12,925
   Selling, general and administrative                    15,366       13,428
                                                        --------     --------
                                                          31,321       26,353
                                                        --------     --------
      Operating income                                     7,972       11,974

Interest and Other Income                                  2,988        3,066
                                                        --------     --------
      Income before income taxes                          10,960       15,040

Income Tax Provision                                      (4,350)      (5,975)
                                                        --------     --------
      Net income                                           6,610        9,065
                                                        ========     ========

Earnings per Share:
   Basic                                                $    .71     $    .97
   Diluted                                              $    .70     $    .96

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                                                   9,369        9,364
   Diluted                                                 9,422        9,439

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $  6,610   $  9,065
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                               (6,793)    (5,577)
      Film contract amortization                            6,177      4,998
      Depreciation and other amortization                   1,615      1,204
      Gain on dispositions of investments                    (543)      (281)
      Changes in assets and liabilities:
         Accounts receivable                                7,506      7,459
         Prepaid and other assets                           1,828      1,305
         Accounts payable and accrued expenses             (3,188)    (3,158)
         Income taxes payable                               2,414      4,961
                                                         --------   --------
         Net cash provided from
           operating activities                            15,626     19,976
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          33,387     29,014
   Purchases of marketable securities                     (34,978)   (11,042)
   Station acquisition:
      Fixed assets                                         (2,568)         -
      Intangibles                                         (77,712)         -
   Capital expenditures                                      (509)      (810)
                                                         --------   --------
         Net cash (used in) provided from
           investing activities                           (82,380)    17,162
                                                         --------   --------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options         2,009      1,776
   Purchases of treasury stock                             (7,010)    (2,430)
                                                         --------   --------
         Net cash used in
           financing activities                            (5,001)      (654)
                                                         --------   --------

Net (Decrease) Increase in Cash and Cash Equivalents      (71,755)    36,484

Cash and Cash Equivalents at Beginning of Period           98,075     21,695
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 26,320   $ 58,179
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.7% at March 31, 1998) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At March 31, 1998, all U.S. Government securities mature within one year. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
March 31, 1998
  U.S. Government securities    $121,447  $     2   $  107   $121,342
  BHC Class A common stock        11,325   20,640       -      31,965
  Other equity securities         20,655    6,396      481     26,570
                                --------  -------   ------   --------
                                $153,427  $27,038   $  588   $179,877
                                ========  =======   ======   ========

Page 7
                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
December 31, 1997:
  U.S. Government securities    $115,123  $    31   $  103   $115,051
  BHC Class A common stock        11,325   18,177        -     29,502
  Other equity securities         24,845    4,457    1,349     27,953
                                --------  -------   ------   --------
                                $151,293  $22,665   $1,452   $172,506
                                ========  =======   ======   ========

     The difference between cost and fair value, net of taxes, is reflected as an increase to shareholders' investment in the accompanying balance sheets.

     For the quarter ended March 31, 1998, UTV realized gains on sales of marketable securities of $543,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the first quarter of 1998 and 1997 totaled $1,936,000 and $1,014,000, respectively.

4.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, UTV adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see Note 2), net of reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
Net income                                               $  6,610   $  9,065
Other comprehensive income, net of taxes                    3,172       (416)
                                                         --------   --------
Comprehensive income                                     $  9,782   $  8,649
                                                         ========   ========

Page 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at March 31, 1998, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $78,777,000. At March 31, 1998, UTV also had a remaining commitment to invest over time up to $19,807,000 ($10,952,000 at May 14, 1998) in management buyout limited partnerships.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60,000,000 and possible future consideration. The acquisition is subject to FCC approval and other conditions in the agreement.

Page 9
               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $616,000 and $579,000 in the first quarter of 1998 and 1997, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first quarter of 1998, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 1998 totaled $15,626,000. However, as a result of cash used to acquire WUTB-TV and to purchase UTV common shares, cash and marketable securities decreased $64,384,000 to $206,197,000 at March 31, 1998. UTV had
a remaining commitment to invest over time up to $19,807,000 ($10,952,000 at May 14, 1998) in management buyout limited partnerships.

     Reflecting the WUTB-TV acquisition and treasury stock purchases, working capital decreased $82,161,000 during the first quarter of 1998 to $150,972,000 at March 31, 1998. Working capital at March 31, 1998 remains substantially in excess of UTV's normal operating requirements.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60,000,000 and possible future consideration. UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $78,777,000 at March 31, 1998. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At March 31, 1998, purchase of an additional 729,649 shares was so authorized. From January 1, 1996, through March 31, 1998, 462,600 shares were purchased for an aggregate cost of $42,574,000, of which 68,500 shares were purchased during the first quarter of 1998 for an aggregate cost of $7,010,000.

     UTV's commitments for capital expenditures at March 31, 1998 were not material in relation to UTV's financial position. UTV currently expects that during 1998 its stations will begin converting to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over a newly assigned frequency. This conversion roll-out is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the cost to convert to digital television, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its six television stations. First quarter 1998 net income decreased 27% to $6,610,000, or $.71 per share ($.70 per share diluted), from $9,065,000, or $.97 per share ($.96 per share diluted), in last year's first quarter. An increase in expenses, including those associated with WUTB-TV, UTV's newly acquired Baltimore station which began broadcasting for the first time as a traditional commercial broadcasting station early in the first quarter, more than offset a slight increase in same station revenue and the additional revenue generated at WUTB-TV.

	Consolidated net revenues rose 3% for the quarter to $39,293,000, from $38,327,000 last year. The increase reflects revenue at WUTB-TV and increased same station barter revenue. Same station local and national advertising sales were comparable to last year.

	The revenue increase was more than offset by an operating loss at WUTB-TV and increases in same station operating expenses, including a 12% increase in programming costs. Additionally reflecting a decrease during the quarter in operating income associated with UTV's production entity, operating income decreased 33% to $7,972,000, from last year's $11,974,000.

	Interest and other income for the quarter decreased 3% to $2,988,000, from $3,066,000 in 1997.

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


Date:  May 14, 1998                  By:  /s/  Garth S. Lindsey
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