Form 10-Q
period 1998-06-30
UNITED TELEVISION INC
filed 1998-08-14
CIK 352942

PAGE 1
               SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC  20549

                            FORM 10-Q

(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998
                                        -------------

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

As of August 12, 1998, there were 9,404,333 shares of the registrant's common stock outstanding.

PAGE 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           June 30,       December 31,
                                             1998             1997
                                         -----------      -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    68,396      $    98,075
   Marketable securities                     113,114          124,811
   Accrued interest receivable                 1,309            2,014
   Accounts receivable, net                   38,270           36,913
   Film contract rights                       13,604           24,627
   Deferred tax benefit                        5,254            5,233
   Prepaid expenses and other
      current assets                           2,964            1,721
                                         -----------      -----------
      Total current assets                   242,911          293,394
                                         -----------      -----------
Marketable Securities, noncurrent             14,617           47,695
                                         -----------      -----------
Other Investments                             26,385           17,531
                                         -----------      -----------
Film Contract Rights, noncurrent               3,093            4,517
                                         -----------      -----------
Property and Equipment, net                   15,125           13,175
                                         -----------      -----------
Intangible Assets, net                        87,649           11,156
                                         -----------      -----------
Other Assets                                     493              518
                                         -----------      -----------
                                         $   390,273      $   387,986
                                         ===========      ===========
PAGE 3
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    20,854      $    26,268
   Accounts payable                            2,493            3,090
   Accrued expenses                           19,586           22,428
   Income taxes payable                       20,942            8,475
                                         -----------      -----------
      Total current liabilities               63,875           60,261
                                         -----------      -----------
Film Contracts Payable after One Year         11,551           16,483
                                         -----------      -----------
Other Liabilities                              1,404           10,502
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   947              941
   Additional paid-in capital                  6,888            3,635
   Retained earnings                         310,065          283,271
   Treasury stock, at cost                    (7,010)              -
   Increase to reflect marketable
     securities at fair value                  2,553           12,893
                                         -----------      -----------
                                             313,443          300,740
                                         -----------      -----------
                                         $   390,273      $   387,986
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

PAGE 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                   ------------------    ------------------
                                     1998      1997        1998      1997
                                   --------  --------    --------  --------
Net Revenues                       $ 48,503  $ 44,919    $ 87,796  $ 83,246
                                   --------  --------    --------  --------

Expenses:
   Operating                         14,840    13,428      30,795    26,353
   Selling, general and
     administrative                  15,440    13,404      30,806    26,832
                                   --------  --------    --------  --------
                                     30,280    26,832      61,601    53,185
                                   --------  --------    --------  --------
     Operating income                18,223    18,087      26,195    30,061
                                   --------  --------    --------  --------
Interest and Other Income:
   Gain on sale of BHC
     Communications, Inc.
     common stock                    19,932         -      19,932         -
   Interest and other income          2,167     2,795       5,155     5,861
                                   --------  --------    --------  --------
                                     22,099     2,795      25,087     5,861
                                   --------  --------    --------  --------
     Income before income taxes      40,322    20,882      51,282    35,922

Income Tax Provision                (15,450)   (8,275)    (19,800)  (14,250)
                                   --------  --------    --------  --------
     Net income                    $ 24,872  $ 12,607    $ 31,482  $ 21,672
                                   ========  ========    ========  ========

Earnings per Share:
   Basic                           $   2.65  $   1.35    $   3.36  $   2.31
   Diluted                         $   2.63  $   1.34    $   3.34  $   2.30

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                              9,396     9,360       9,382     9,362
   Diluted                            9,444     9,419       9,433     9,429

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 5

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                              Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 31,482   $ 21,672
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (13,621)   (11,613)
      Film contract amortization                           12,223     10,159
      Depreciation and other amortization                   3,358      2,309
      Gain on sale of BHC common stock                    (19,932)         -
      Gain on dispositions of other investments              (499)      (316)
      Changes in assets and liabilities:
         Accounts receivable                               (1,357)     3,254
         Prepaid and other assets                           2,985      2,828
         Accounts payable and accrued expenses             (3,439)    (4,195)
         Income taxes payable                              10,021       (260)
                                                         --------   --------
         Net cash provided from
           operating activities                            21,221     23,838
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          78,155     88,465
   Purchases of marketable securities                     (29,961)   (99,913)
   Purchases of other investments                          (8,854)         -
   Station acquisition:
      Fixed assets                                         (2,568)         -
      Intangibles                                         (77,668)         -
   Capital expenditures                                    (1,565)    (1,371)
                                                         --------   --------
         Net cash used in
           investing activities                           (42,461)   (12,819)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,688)    (4,687)
   Proceeds from exercise of employee stock options         3,259      2,511
   Purchases of treasury stock                             (7,010)    (2,430)
                                                         --------   --------
         Net cash used in financing activities             (8,439)    (4,606)
                                                         --------   --------
Net (Decrease) Increase in Cash and Cash Equivalents      (29,679)     6,413

Cash and Cash Equivalents at Beginning of Period           98,075     21,695
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 68,396   $ 28,108
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.6% at June 30, 1998) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

     The financial information included herein has been prepared by UTV, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, UTV believes that the disclosures herein are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in UTV's latest annual report on Form 10-K. The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
The results for this interim period are not necessarily indicative of results to be expected for the full fiscal year, due to seasonal factors, among others.

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At June 30, 1998, all U.S. Government securities mature within one year. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
June 30, 1998
   U.S. Government securities   $103,114  $    16   $   33   $103,097
   Other equity securities        20,416    4,750      532     24,634
                                --------  -------   ------   --------
                                $123,530  $ 4,766   $  565   $127,731
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

     For the six months ended June 30, 1998, UTV realized marketable securities gains of $20,431,000, including a gain of $19,932,000 resulting from the sale to BHC of UTV's holding of BHC Class A common stock. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the six months ended
June 30, 1998 and 1997 totaled $9,779,000 and $14,510,000,
respectively.

4.   COMPREHENSIVE INCOME:

    Effective January 1, 1998, UTV adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see Note 2), net of reclassification adjustment for gains included in net income. Comprehensive income is as follows (in thousands):

                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                   ------------------    ------------------
                                     1998      1997        1998      1997
                                   --------  --------    --------  --------
Net income                         $ 24,872  $ 12,607    $ 31,482  $ 21,672
Other comprehensive income,
    net of taxes                    (13,522)    3,514     (10,339)     (349)
                                   --------  --------    --------  --------
Comprehensive income               $ 11,350  $ 16,121    $ 21,143  $ 21,323
                                   ========  ========    ========  ========

PAGE 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at June 30, 1998, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $95,356,000. UTV also has a remaining commitment to invest over time up to $10,952,000 in management buyout limited partnerships.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60,000,000 and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions.

PAGE 9
               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $1,398,000 and $1,454,000 in the first six months of 1998, and 1997, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first six months of 1998, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first six months of 1998 totaled $21,221,000. However, as a result of cash used to acquire WUTB-TV, to purchase UTV common shares and to make other investments, cash and marketable securities decreased $74,454,000 to $196,127,000 at June 30, 1998. UTV has a remaining commitment to invest over time up to $10,952,000 in management buyout limited partnerships.

     Reflecting the WUTB-TV acquisition, treasury stock purchases and other investments, partially offset by the sale to BHC of UTV's holding of BHC Class A common stock, working capital decreased $54,097,000 during the first six months of 1998 to $179,036,000 at June 30, 1998. Working capital at June 30, 1998 remains substantially in excess of UTV's normal operating requirements.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida for approximately $60,000,000 and possible future consideration.
UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $95,356,000 at June 30, 1998. UTV expects to continue to satisfy these commitments in the ordinary course of business.

PAGE 10
     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At June 30, 1998, 729,649 shares were authorized for purchase. From January 1, 1996, through June 30, 1998, 462,600 shares were purchased for an aggregate cost of $42,574,000, of which 68,500 shares were purchased during the first six months of 1998 for an aggregate cost of $7,010,000.

     UTV's commitments for capital expenditures at June 30, 1998 were not material in relation to UTV's financial position. UTV currently expects that during 1998 its stations will begin converting to digital television. This conversion will require the purchase of digital transmitting equipment to telecast over a newly assigned frequency. This conversion roll-out is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the cost to convert to digital television, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its six television stations. Second quarter 1998 net income rose 97% to a second quarter record $24,872,000, or $2.65 per share ($2.63 per share diluted), from $12,607,000, or $1.35 per share ($1.34 per share diluted), in last year's second quarter. The increase in net income resulted from an after-tax gain recorded during the quarter of $12,932,000, or $1.38 per share ($1.37 per share diluted), on the sale to BHC of UTV's holding of BHC Class A common stock. The BHC stock had been received by UTV in 1990 as a part of the distribution in the Time Warner merger.

     Consolidated net revenue rose 8% for the quarter to $48,503,000, from $44,919,000 last year. The increase reflects revenue at WUTB-TV, UTV's newly acquired Baltimore television station which early in the first quarter of 1998 began operating for the first time as a traditional commercial broadcasting station, as well as a 4% increase in same station local and national advertising sales.

     The increase in revenues was substantially offset by a 10% increase in same station operating expenses, including a 12% increase in programming costs, and an operating loss at WUTB-TV. However, an increase in operating income during the quarter associated with UTV's production entity resulted in record operating income of $18,223,000, a 1% increase from last year's $18,087,000.

     Interest and other income for the quarter decreased 22% to $2,167,000, from $2,795,000 in 1997.

PAGE 11
     The favorable state tax position of the gain recognized on the sale of BHC securities resulted in a decline in UTV's effective tax rate to 38%, from 40% in the prior year's quarter.

     Reflecting the gain on the sale of BHC securities, net income for the first six months of 1998 increased 45% to $31,482,000, or $3.36 per share ($3.34 per share diluted), from last year's net income of $21,672,000, or $2.31 per share ($2.30 per share diluted).

     Consolidated net revenues for the six month period rose 5% to $87,796,000, from $83,246,000 in 1997. The increase reflects revenues associated with WUTB-TV as well as a 2% increase in same station local and national advertising sales.

     More than offsetting the revenue increase were the WUTB-TV operating loss and an 8% increase in same station operating expenses, including a 12% increase in programming costs.
Operating income for the six month period decreased 13% to $26,195,000, from last year's $30,061,000.

     Interest and other income for the six month period decreased
12% to $5,155,000, from $5,861,000 last year.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     Not applicable.


               UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     UTV held its annual meeting of stockholders on May 5, 1998.

     At the meeting, the following were elected directors, by the number of votes set forth opposite their respective names:

                                                           Broker
                               For         Withheld      Non-votes
                            ---------      --------      ---------
     John L. Eastman        8,850,834        5,473         - 0 -
     James D. Hodgson       8,849,615        6,692         - 0 -
     Herbert J. Siegel      8,839,001       17,306         - 0 -

     At the meeting, the selection of Price Waterhouse LLP as UTV's auditors for the current year was ratified by the following vote:

                                                           Broker
             For             Against        Abstain      Non-votes
          ---------          -------        -------      ---------
          8,850,204           2,448          3,655         - 0 -

Item 5.   Other Information.
          ------------------

     The persons named on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the registrant's board of directors for the registrant's 1999 annual stockholders meeting will vote in their own discretion on any matter as to which the registrant shall not have received notice by February 10, 1999.

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


Date:  August 13, 1998              By:  /s/ Garth S. Lindsey
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

PAGE 13
                          EXHIBIT INDEX


Incorporated by
Reference to:        Exhibit No.              Exhibit
---------------      -----------              -------

                         27           Financial Data Schedule


1113