Form 10-Q
period 1998-09-30
UNITED TELEVISION INC
filed 1998-11-12
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998
                                        ------------------

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ___________ to ___________

                       Commission file number 1-8411
                      -----------------------------

                         UNITED TELEVISION, INC.
                         -----------------------
         (Exact name of registrant as specified in its charter)

           DELAWARE                                    41-0778377
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

132 S. Rodeo Drive, Fourth Floor, Beverly Hills, CA              90212
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

As of November 9, 1998, there were 9,409,333 shares of the registrant's common stock outstanding.

PAGE 2

                  PART I - FINANCIAL INFORMATION
                  ITEM 1.   FINANCIAL STATEMENTS
             UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                     September 30,    December 31,
                                             1998             1997
                                          (Unaudited)
                                         ------------     -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $     64,755     $    98,075
   Marketable securities                      128,647         124,811
   Accrued interest receivable                  1,504           2,014
   Accounts receivable, net                    30,969          36,913
   Film contract rights                        44,028          24,627
   Deferred tax benefit                         4,895           5,233
   Prepaid expenses and other
      current assets                            2,574           1,721
                                         ------------     -----------
      Total current assets                    277,372         293,394
                                         ------------     -----------
Marketable Securities, noncurrent              11,006          47,695
                                         ------------     -----------
Other Investments                              26,385          17,531
                                         ------------     -----------
Film Contract Rights, noncurrent                9,584           4,517
                                         ------------     -----------
Property and Equipment, net                    15,790          13,175
                                         ------------     -----------
Intangible Assets, net                         86,989          11,156
                                         ------------     -----------
Other Assets                                      475             518
                                         ------------     -----------
                                          $   427,601     $   387,986
                                          ===========     ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                 $    27,392     $    26,268
   Accounts payable                             2,161           3,090
   Accrued expenses                            31,739          22,428
   Income taxes payable                        12,227           8,475
                                         ------------     -----------
      Total current liabilities                73,519          60,261
                                         ------------     -----------
Film Contracts Payable after One Year          30,820          16,483
                                         ------------     -----------
Other Liabilities                               1,121          10,502
                                         ------------     -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                 -               -
   Common stock $.10 par value                    947             941
   Additional paid-in capital                   7,011           3,635
   Retained earnings                          318,521         283,271
   Treasury stock, at cost                     (7,010)             -
   Increase to reflect marketable
     securities at fair value                   2,672          12,893
                                         ------------     -----------
                                              322,141         300,740
                                         ------------     -----------
                                         $    427,601     $   387,986
                                         ============     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

PAGE 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------    ------------------
                                     1998      1997        1998      1997
                                   --------  --------    --------  --------
Net Revenues                       $ 40,111  $ 40,436    $127,907  $123,682
                                   --------  --------    --------  --------

Expenses:
   Operating                         14,912    13,927      45,707    40,280
   Selling, general and
     administrative                  14,606    12,741      45,412    39,573
                                   --------  --------    --------  --------
                                     29,518    26,668      91,119    79,853
                                   --------  --------    --------  --------
     Operating income                10,593    13,768      36,788    43,829
                                   --------  --------    --------  --------
Interest and Other Income:
   Gain on sale of BHC
     Communications, Inc.
     common stock                         -         -      19,932         -
   Interest and other income          3,163     3,045       8,318     8,906
                                   --------  --------    --------  --------
                                      3,163     3,045      28,250     8,906
                                   --------  --------    --------  --------
     Income before income taxes      13,756    16,813      65,038    52,735

Income Tax Provision                 (5,300)   (6,675)    (25,100)  (20,925)
                                   --------  --------    --------  --------
     Net income                    $  8,456  $ 10,138    $ 39,938  $ 31,810
                                   ========  ========    ========  ========

Earnings per Share:
   Basic                           $    .90  $   1.08    $   4.25  $   3.40
   Diluted                         $    .89  $   1.07    $   4.23  $   3.37

Average Number of Common and Common
   Equivalent Shares Outstanding:
      Basic                           9,404     9,386       9,390     9,370
      Diluted                         9,450     9,455       9,438     9,438

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 5

                     UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)
                                                             Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                           1998       1997
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 39,938   $ 31,810
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (20,691)   (18,692)
      Film contract amortization                           18,480     15,341
      Depreciation and other amortization                   5,036      3,455
      Gain on sale of BHC common stock                    (19,932)         -
      Gain on dispositions of other investments            (1,132)      (375)
      Changes in assets and liabilities:
         Accounts receivable                                5,944      5,368
         Prepaid and other assets                          (7,099)    (2,453)
         Accounts payable and accrued expenses              8,382      3,584
         Income taxes payable                               1,306     (1,677)
                                                         --------   --------
         Net cash provided from
           operating activities                            30,232     36,361
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                         132,402    129,254
   Purchases of marketable securities                     (95,301)  (127,634)
   Purchases of other investments                          (8,854)         -
   Station acquisition:
      Fixed assets                                         (2,568)         -
      Intangibles                                         (77,668)         -
   Capital expenditures                                    (3,247)    (2,065)
                                                         --------   --------
         Net cash used in
           investing activities                           (55,236)      (445)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,688)    (4,687)
   Proceeds from exercise of employee stock options         3,382      3,267
   Purchases of treasury stock                             (7,010)    (2,430)
                                                         --------   --------
         Net cash used in financing activities             (8,316)    (3,850)
                                                         --------   --------
Net (Decrease) Increase in Cash and Cash Equivalents      (33,320)    32,066

Cash and Cash Equivalents at Beginning of Period           98,075     21,695
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 64,755   $ 53,761
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 6
                 UNITED TELEVISION, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.    PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.6% at September 30, 1998) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At September 30, 1998, of the investments in U.S. Government securities, 78% mature within one year and all within two years. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
September 30, 1998
   U.S. Government securities   $117,730  $   404   $    -   $118,134
   Other equity securities        17,526    4,609      616     21,519
                                --------  -------   ------   --------
                                $135,256  $ 5,013   $  616   $139,653
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

     For the nine months ended September 30, 1998, UTV realized marketable securities gains of $21,064,000, including a gain of $19,932,000 resulting from the sale to BHC of UTV's holding of BHC Class A common stock. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the nine months ended
September 30, 1998 and 1997 totaled $23,794,000 and $22,602,000, respectively.

4.   COMPREHENSIVE INCOME:

     Effective January 1, 1998, UTV adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):

                                 Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                              ------------------    ------------------
                                1998      1997        1998      1997
                              --------  --------    --------  --------
Net income                    $  8,456  $ 10,138    $ 39,938  $ 31,810
Other comprehensive income
   (loss), net of taxes            119     2,116     (10,221)    5,214
                              --------  --------    --------  --------
Comprehensive income          $  8,575  $ 12,254    $ 29,717  $ 37,024
                              ========  ========    ========  ========

PAGE 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at September 30, 1998, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $83,488,000. UTV also has a remaining commitment to invest over time up to $10,952,000 in management buyout limited partnerships.

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

PAGE 9
               UNITED TELEVISION, INC. AND SUBSIDIARIES
Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (payments exceeded amortization by $2,211,000 and $3,351,000 in the first nine months of 1998, and 1997, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first nine months of 1998, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first nine months of 1998 totaled $30,232,000. However, as a result of cash used to acquire WUTB-TV, to purchase UTV common shares and to make other investments, cash and marketable securities decreased $66,173,000 to $204,408,000 at September 30, 1998. UTV has a remaining commitment to invest over time up to $10,952,000 in management buyout limited partnerships.

     Reflecting the WUTB-TV acquisition, treasury stock purchases and other investments, partially offset by the sale to BHC of UTV's holding of BHC Class A common stock, working capital decreased $29,280,000 during the first nine months of 1998 to $203,853,000 at September 30, 1998. Working capital at September 30, 1998 remains substantially in excess of UTV's normal operating requirements.

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

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $83,488,000 at September 30, 1998. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At September 30, 1998, 729,649 shares were authorized for purchase. From January 1, 1996, through September 30, 1998, 462,600 shares were purchased for an aggregate cost of $42,574,000, of which 68,500 shares were purchased during the first nine months of 1998 for an aggregate cost of $7,010,000.

     UTV's commitments for capital expenditures at September 30, 1998 were not material in relation to UTV's financial position. During
1998, UTV began the process of converting its stations to digital television. This conversion requires the purchase of digital transmitting equipment to telecast over a newly assigned frequency.
This conversion roll-out is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the cost to convert to digital television, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its six television stations. Third quarter 1998 net income decreased 17% to $8,456,000, or $.90 per share ($.89 per share diluted), from $10,138,000, or $1.08 per share ($1.07 per share diluted), in last year's third quarter. The decrease in net income resulted from a slight decrease in revenues and an increase in operating expenses.

     Consolidated net revenue declined 1% for the quarter to $40,111,000, from $40,436,000 last year. The reduction reflects a 7% decrease in same station local and national advertising sales, partially offset by revenue at WUTB-TV, UTV's newly acquired Baltimore television station which early in the first quarter of 1998 began operating for the first time as a traditional commercial broadcasting station.

     Third quarter operating income fell 23% to $10,593,000, from $13,768,000 last year. Same station operating expenses rose 7%, including a 13% increase in programming costs. The decline in same station net revenues, coupled with the increase in same station operating expenses and an operating loss at WUTB, resulted in the decrease in operating income. The decrease was partially offset by higher earnings at UTV's production entity.

     Interest and other income for the quarter increased 4% to $3,163,000, from $3,045,000 in 1997.

     Net income for the first nine months of 1998 increased 26% to $39,938,000, or $4.25 per share ($4.23 per share diluted), from last year's net income of $31,810,000, or $3.40 per share ($3.37 per share diluted). The increase in net income resulted from an after-tax gain recorded during the second quarter of $12,932,000, or $1.38 per share ($1.37 per share diluted), on the sale to BHC, its majority stockholder, of UTV's holding of BHC Class A Common Stock.

     Consolidated net revenues for the nine-month period rose 3% to $127,907,000, from $123,682,000 in 1997. The increase reflects revenues associated with WUTB-TV, partially offset by a 1% decline in same station local and national advertising sales.

     Operating income for the nine-month period fell 16% to $36,788,000, from $43,829,000 last year. The decline in same station local and national advertising time sales, coupled with an operating loss at WUTB and a 7% increase in same station operating expenses, including a 12% increase in programming expenses, resulted in the decline in operating income. The decrease was partially offset by higher earnings at UTV's production entity.

     Interest and other income for the nine-month period decreased 7% to $8,318,000, from $8,906,000 last year.


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

Date:  November 10, 1998             By:  /s/ Garth S. Lindsey
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