Form 10-K
period 1998-12-31
UNITED TELEVISION INC
filed 1999-03-29
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x]Yes [ ]No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1999, was approximately $370,676,000.

     As of February 28, 1999, there were 9,412,133 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

          Document                           Part
Those portions of the registrant's
annual report to stockholders for the
fiscal year ended December 31, 1998
(the "Annual Report") that are
specifically identified herein as
incorporated by reference into
this Form 10-K.                               II

Those portions of the registrant's
proxy statement for the registrant's
1999 Annual Meeting (the "Proxy
Statement") that are specifically
identified herein as incorporated by
reference into this Form 10-K.               III

                                     PART I

ITEM  1. BUSINESS.

                                    General

     United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (58.5% at February 28, 1999) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (79.96% at February 28, 1999) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV owns and operates six of BHC's nine television stations that comprise Chris-Craft's Television Division.

     At February 28, 1999, UTV had 562 full-time employees and 80 part-time employees. Television Broadcasting UTV operates three very high frequency ("VHF") television stations and three ultra high frequency ("UHF") television stations. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through 69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

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

     The following table sets forth certain information with respect to UTV stations and their respective markets:



                                                       Total           DMA
                               DMA                     Commercial      Cable
                Network        TV                      Stations        TV
Station and     Affiliation/   House-      DMA         Operating in    Penetra-
Location(a)     Channel        holds(b)    Rank (b)    Market (c)      tion(d)
-----------     ------------   --------    --------    ------------    -------

KMSP            UPN 9          1,457,130   15th         4VHF             52%
  Minneapolis/                                          3UHF
  St. Paul

KTVX            ABC 4            707,070   36th         4VHF             54%
  Salt Lake                                             2UHF
  City

KMOL            NBC 4            667,750   37th         3VHF             65%
  San Antonio                                           3UHF


KBHK            UPN 44         2,368,970    5th         4VHF             71%
  San Francisco                                        10UHF


KUTP            UPN 45         1,343,090   17th         4VHF             58%
  Phoenix                                               4UHF


WUTB            UPN 24           991,610   24th         3VHF             67%
  Baltimore                                             3UHF

------------
(a) In October 1997, UTV agreed to purchase the assets of UHF television station WRBW in Orlando, Florida, for $60,000,000 and possible future consideration. The acquisition is subject to approval by the Federal Communications Commission ("FCC") and other conditions.

(b) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

(c) Additional channels have been allocated by the FCC for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of BHC stations but outside the greater metropolitan television markets in which BHC stations operate.

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

     Television stations compete for television advertising revenue primarily with other television stations and cable television channels serving the same DMA. There are 210 DMAs in the United States. DMAs are ranked annually by the estimated number of households owning a television set within the DMA. Advertising rates that a television station can command vary in part with the size, in terms of television households, of the DMA served by the station.

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

     Programming

     UTV's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1998 was not significant to UTV's financial position. UTV television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

     Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $43,187,000 as of December 31, 1998. The stations were committed for film and sports rights contracts aggregating $91,196,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E), 3 and 9 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. Network programs are produced either by the networks themselves or by independent production companies and are transmitted by the networks to their affiliated stations for broadcast.

     Most networks have begun to enter into affiliation agreements for terms as long as ten years. UTV has entered into 10-year affiliation agreements for KTVX and KMOL. Current FCC rules do not limit the duration of affiliation agreements.

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

     Sources of Revenue

     The principal source of revenues for UTV stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. The relative contributions of national and local advertising to UTV's gross cash advertising revenues vary from time to time. Most advertising contracts are short-term. UTV's television business is seasonal, like that of the television broadcasting business generally. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

     Advertising is generally placed with UTV stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. UTV has established a national sales representative organization, United Television Sales, Inc. ("UTS"), to represent, initially, all UTV and BHC stations. Practices with respect to the sale of advertising time do not differ markedly between UTV's major network and UPN stations, although the major-network affiliated stations have less inventory to sell.

     Government Regulation

     Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. UTV television stations are subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act or by FCC rules and policies. The Communications Act was recently and substantially amended by the Telecommunications Act of 1996 (the "Telecom Act") and by the Budget Reconciliation Act of 1997, some provisions of which have been incorporated into the FCC's rules and regulations during the past year.

     The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Prior to 1998, television licenses generally were issued for five-year terms, but such licenses and their renewals are now normally issued for eight years. Upon application, and in the absence of adverse questions as to the licensee's qualifications or operations, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

     KMSP UPN 9's license renewal was granted on April 15, 1993, and was due to expire on April 1, 1998. A renewal application for KMSP was timely filed on December 1, 1997, and remains pending. On March 2, 1998, Lakeland Group Television, Inc., licensee of television station KGLT, Minneapolis, Minnesota, filed a petition to deny the KMSP renewal unless and until UTV permits KGLT's antenna to remain on UTV's television tower on reasonable and equitable terms. UTV has opposed the petition, which it does not believe will have a material adverse effect on UTV's license for KMSP; the license remains in effect pending FCC action on the renewal application. KTVX's license renewal was granted on October 9, 1998, and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on March 28, 1994, and was due to expire on October 1, 1998. A renewal application for KUTP was timely filed on June 1, 1998 and is still pending. KBHK UPN 44's license renewal was granted on January 8, 1999, and is due to expire on December 1, 2006. KMOL's license renewal was granted on November 12, 1998, and is due to expire on August 1, 2006. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2001.

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

     FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to UTV's three UHF stations, the nine BHC stations are deemed to reach approximately 18% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

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

     FCC regulations also prohibit common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and either UPN or WB.

     The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent, or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. UTV cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect UTV's business. The Telecom Act also directed the FCC to adopt regulations requiring increased closed-captioning of video programming, and the FCC recently did so. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in the year 2008.

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

     The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to UTV television stations are as follows: KBHK, channel 45; KMSP, channel 26; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; and WUTB, channel 41. Implementation of DTV will improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions which have not been subjected to extensive field testing and which, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the UTV television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on UTV, primarily due to the capital costs associated with construction of DTV facilities and increased operating costs both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. UTV expects that, during 1999, some of its stations will begin broadcasting on their DTV channels, in addition to their analog broadcasts. Future capital expenditures by UTV will be compatible with the new technology whenever possible. The FCC is also conducting a rule making proceeding to determine whether and the extent to which cable television systems should be obligated to carry the signals of broadcast DTV stations.

     The FCC currently is reviewing certain of its rules governing the relationship between broadcast television networks, including UPN, and their affiliated stations. In a rulemaking proceeding, the FCC is examining its rules prohibiting a national sales representative organization, such as UTS, which is commonly owned with a national network such as UPN, from representing affiliates of that network other than affiliates that are also under common ownership with the network for the sale of non-network advertising time and from influencing or controlling the rates set by their affiliates for the sale of such time. Separately, the FCC is conducting a rulemaking proceeding to consider relaxing or eliminating its rules prohibiting broadcast networks from (i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider the relaxation of its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network. UTV is unable to predict the outcome of these proceedings.

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

     There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, but a larger viewing audience than the other three stations, all of which are UHF stations. In Salt Lake City, KTVX generally ranks second of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco, KBHK UPN 44, generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market. Prior to its acquisition by UTV in January 1998, WUTB, the Baltimore station, operated as a Home Shopping Network affiliate. It now generally ranks sixth of the six commercial stations in terms of audience share.

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

     While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this prohibition has been substantially eliminated by the Telecom Act. The FCC has also recently adopted rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. UTV is unable to predict the outcome or effect of these developments. As of June 1998, there were approximately 66,000 subscribers to OVS systems.

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

     Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct to home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past four years, to approximately 10.6 million as of December 1998. An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. At the end of 1998, wireless cable systems served about 1.0 million subscribers.

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

ITEM 2. PROPERTIES.

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Baltimore, Salt Lake City and San Francisco. The Baltimore lease expires in April 2005. The Salt Lake City lease expires in August 1999, but can be extended through April 2000. UTV has acquired a 6.03 acre site in Salt Lake City on which UTV has begun construction of a new studio facility. The San Francisco lease expires in 2007. UTV occupies leased facilities in various cities throughout the country.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The current Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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

     KBHK's transmitter is located on Mt. Sutro, as part of the Sutro Tower complex, which also houses equipment for other San Francisco television stations and many of its FM radio stations. The lease for the Mt. Sutro facilities expires in 2005 and is renewable for two five-year periods.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of UTV, as of February 28, 1999, are as follows:

                                                                      Has served
                  Positions with UTV; principal occupation;           as officer
Name              and age as of February 28, 1999                        since
----              ----------------------------------------           -----------

John C. Siegel    Chairman of UTV and President, UTV of
                  San Francisco, Inc., which owns KBHK;
                  Senior Vice President, Chris-Craft; 46                 1983

Evan C Thompson   President and Chief Executive Officer;
                  Executive Vice President and President,
                  Television Division, Chris-Craft; 56                   1983

Laurey J. Barnett Vice President and Director of Programming; 39         1987

Garth S. Lindsey  Executive Vice President, Chief Financial
                  Officer and Secretary; 54                              1977

Thomas L. Muir    Treasurer and Controller; 50                           1981

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS.

     The information appearing in the Annual Report under the caption MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") is incorporated herein by this reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information appearing in the MD&A under the caption QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK is incorporated herein by this reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE.

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

I
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)  The following documents are filed as part of this report:

          1. The financial statements and quarterly financial information incorporated by reference from the Annual Report pursuant to Item 8.

          2. The schedule and report of independent accountants thereon, listed in the Index to Consolidated Financial Statements and Schedules.

          3. Exhibits listed in the Exhibit Index, including the compensatory plans listed below:
                    -- Benefit Equalization Plan
                    -- 1988 Stock Option Plan

    (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1999
                                        UNITED TELEVISION, INC.
                                              (Registrant)

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


Signature and Title                     Date
-------------------                     ----

JOHN C. SIEGEL                     March 26, 1999
John C.Siegel
Chairman and Director
EVAN C THOMPSON                    March 26, 1999
Evan C Thompson
President, Chief
Executive Officer
and Director
(principal
executive officer)

GARTH S. LINDSEY                   March 26, 1999
Garth S. Lindsey
Executive Vice
President, Chief
Financial Officer
and Secretary (principal
financial and
accounting
officer)

LAWRENCE R. BARNETT                March 26, 1999
Lawrence R. Barnett
Vice Chairman and Director


JAMES D. HODGSON                   March 26, 1999
James D. Hodgson
Director

NORMAN PERLMUTTER                  March 26, 1999
Norman Perlmutter
Director

HOWARD F. ROYCROFT                 March 26, 1999
Howard F. Roycroft
Director

ROCCO C. SICILIANO                 March 26, 1999
Rocco C. Siciliano
Director

HERBERT J. SIEGEL                  March 26, 1999
Herbert J. Siegel
Director

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:
     Report of Independent Accountants

     Consolidated Balance Sheets - December 31, 1998 and 1997

     Consolidated Statements of Income - For the Years
          Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows - For the Years
          Ended December 31, 1998, 1997 and 1996

     Consolidated Statements of Shareholders' Investment - For the Years
          Ended December 31, 1998, 1997 and 1996

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

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 1999 appearing on page 19 of the 1998 Annual Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
Century City, California
February 10, 1999


Schedule II

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

Column A                           Column B               Column C                 Column D       Column E

                                                         Additions
                                                  -------------------------
                                   Balance at     Charged to     Charged to                        Balance
                                   Beginning      Costs and      Other                             at End
Description                        of Period      Expenses       Accounts          Deductions      of Period
-----------                        ---------      ----------     ----------        ----------      ---------
Year ended December 31, 1998:
Allowance for doubtful accounts    $1,745         $315           $---              $(415)(a)       $1,645

Year ended December 31, 1997:
Allowance for doubtful accounts    $1,661         $342           $---              $(258)(a)        $1,745

Year ended December 31, 1996:
Allowance for doubtful accounts    $1,690         $272           $---              $(301)(a)        $1,661

(a)Accounts written off, net of recoveries.

                                 EXHIBIT INDEX

Incorporated by
Reference to:            Exhibit No.         Exhibit
---------------          -----------         -------

Exhibit 3(a)[1]             3.1         Restated Certificate of Incorporation

Exhibit 3.2 [5]             3.2         Restated By-Laws

Exhibit A to
registrant's Proxy
Statement dated
March 23, 1988
(File No. 0-9786)          10.1         1988 Stock Option Plan

Exhibit 10(a)(1)[4]        10.2         Amendment No. 1 thereto

Exhibit 10(i)[2]           10.3         Employment Agreement, dated
                                        January 1, 1981, between registrant and
                                        Garth S. Lindsey, as amended


Exhibit 10(m)[2]           10.4         Employment Agreement, dated
                                        January 1, 1981, between registrant and
                                        Thomas L. Muir, as amended

Exhibit 10(s)[3]           10.5         Benefit Equalization Plan of registrant

Exhibit 10.10[5]           10.6         Tax Sharing Agreement, between UTV and
                                        BHC dated October 21, 1996, effective
                                        January 1, 1995

Exhibit 10.1[6]            10.7         Asset Purchase Agreement, dated
                                        November 11, 1997, between registrant,
                                        SKMD Broadcasting Partnership and Silver
                                        King Broadcasting of Maryland, Inc. and
                                        Amendment No. 1 thereto

     *                     13           Portions of the Annual Report
                                        incorporated by reference

     *                     21           Subsidiaries of registrant

     *                     23           Consent of Pricewaterhouse-Coopers LLP

     *                     27           Financial Data Schedule


-----------------------
*       Filed herewith.
[1] Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 [2] Registrant's Annual Report on Form 10-K for the year ended December 27, 1981

[3] Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 [4] Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 [5] Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 [6] Registrant's report on Form 8-K dated February 12, 1998