Form 10-Q
period 1999-03-31
UNITED TELEVISION INC
filed 1999-05-13
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999
                                        --------------

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

As of May 11, 1999, there were 9,413,913 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------

               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                                   March 31,    December 31,
                                                     1999           1998
                                                 ------------   ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents                     $    63,786    $    50,771
   Marketable securities                             166,455        166,056
   Accrued interest receivable                           470            890
   Accounts receivable, net                           35,524         38,853
   Film contract rights                               29,262         38,074
   Deferred tax benefit                                6,294          6,209
   Prepaid expenses and other
      current assets                                   3,094          1,935
                                                 -----------    -----------
      Total current assets                           304,885        302,788
                                                 -----------    -----------
Other Investments                                     26,385         26,385
                                                 -----------    -----------
Film Contract Rights, noncurrent                       4,924          5,113
                                                 -----------    -----------
Property and Equipment, net                           16,549         16,537
                                                 -----------    -----------
Intangible Assets, net                                85,722         86,359
                                                 -----------    -----------
Other Assets                                             471            459
                                                 -----------    -----------
                                                 $   438,936    $   437,641
                                                 ===========    ===========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                        $    26,489    $    28,433
   Accounts payable                                    3,040          1,902
   Dividend payable                                    4,708              -
   Accrued expenses                                   26,474         30,313
   Income taxes payable                               15,429         13,158
                                                 -----------    -----------
      Total current liabilities                       76,140         73,806
                                                 -----------    -----------
Film Contracts Payable after One Year                 20,350         23,756
                                                 -----------    -----------
Deferred Tax Liabilities                               2,139          2,632
                                                 -----------    -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                         -              -
   Common stock $.10 par value                           942            941
   Additional paid-in capital                          1,874          1,480
   Retained earnings                                 334,769        331,409
   Treasury stock, at cost                                 -              -
   Accumulated other comprehensive income              2,722          3,617
                                                 -----------    -----------
                                                     340,307        337,447
                                                 -----------    -----------
                                                 $   438,936    $   437,641
                                                 ===========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)
                                                        For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
Net Revenues                                            $ 44,961     $ 39,293
                                                        --------     --------

Expenses:
   Operating                                              18,540       15,955
   Selling, general and administrative                    16,053       15,366
                                                        --------     --------
                                                          34,593       31,321
                                                        --------     --------
      Operating income                                    10,368        7,972

Interest and Other Income                                  2,975        2,988
                                                        --------     --------
      Income before income taxes                          13,343       10,960

Income Tax Provision                                      (5,275)      (4,350)
                                                        --------     --------
      Net income                                           8,068        6,610
                                                        ========     ========

Earnings per Share:
   Basic                                                $    .86     $    .71
   Diluted                                              $    .86     $    .70

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                                                   9,413        9,369
   Diluted                                                 9,434        9,422

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - in thousands)
                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $  8,068   $  6,610
   Adjustments to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                               (7,334)    (6,793)
      Film contract amortization                            8,101      6,177
      Depreciation and other amortization                   1,652      1,615
      Gain on dispositions of investments                    (465)      (543)
      Changes in assets and liabilities:
         Accounts receivable                                3,329      7,506
         Prepaid and other assets                           2,130      1,828
         Accounts payable and accrued expenses             (2,701)    (3,188)
         Income taxes payable                               2,271      2,414
                                                         --------   --------
         Net cash provided from
           operating activities                            15,051     15,626
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                             616     33,387
   Purchases of marketable securities                      (2,020)   (34,978)
   Station acquisition:
      Fixed assets                                              -     (2,568)
      Intangible assets                                         -    (77,712)
   Capital expenditures                                    (1,027)      (509)
                                                         --------   --------
         Net cash used in investing activities             (2,431)   (82,380)
                                                         --------   --------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options           395      2,009
   Purchases of treasury stock                                  -     (7,010)
                                                         --------   --------
         Net cash provided from (used in)
           financing activities                               395     (5,001)
                                                         --------   --------

Net Increase (Decrease) in Cash
   and Cash Equivalents                                    13,015    (71,755)

Cash and Cash Equivalents at Beginning of Period           50,771     98,075
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 63,786   $ 26,320
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.5% at March 31, 1999) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At March 31, 1999, all U.S. Government securities mature within one year. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
March 31, 1999
  U.S. Government securities    $144,602  $    98   $   47   $144,653
  Equity securities               17,375    5,064      637     21,802
                                --------  -------   ------   --------
                                $161,977  $ 5,162   $  684   $166,455
                                ========  =======   ======   ========

Page 7
                                         Gross Unrealized
                                         ----------------
                                 Cost     Gains    Losses  Fair Value
                               --------  -------   ------  ----------
December 31, 1998:
  U.S. Government securities   $142,578  $   209   $   26   $142,761
  Equity securities              17,526    6,236      467     23,295
                               --------  -------   ------   --------
                               $160,104  $ 6,445   $  493   $166,056
                               ========  =======   ======   ========

     The difference between cost and fair value, net of taxes, is reflected as an increase to shareholders' investment in the accompanying balance sheets.

     For the quarter ended March 31, 1999, UTV realized marketable securities gains of $465,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the first quarter of 1999 and 1998 totaled $3,005,000 and $1,936,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):


                                                    Three Months
                                                   Ended March 31,
                                                 -------------------
                                                   1999       1998
                                                 --------   --------

Net income                                       $  8,068   $  6,610
Other comprehensive income, net of taxes             (895)     3,172
                                                 --------   --------
Comprehensive income                             $  7,173   $  9,782
                                                 ========   ========

Page 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at March 31, 1999, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $94,931,000. At March 31, 1999, UTV has a remaining commitment to invest over time up to $10,952,000 in management buyout limited partnerships.

     In October 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for $60,000,000 and possible future consideration. The acquisition is subject to Federal Communications Commission approval and other conditions in the agreement.

Page 9
              UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $767,000 in the first quarter of 1999, while payments exceeded amortization by $616,000 in the first quarter of 1998) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first quarter of 1999, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities or deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 1999 totaled $15,051,000, and cash and marketable securities increased $13,414,000 to $230,241,000 at March 31, 1999. UTV has a remaining commitment to invest over time up to $10,952,000 in management buyout limited partnerships.

     Working capital decreased $237,000 during the first quarter of 1999 to $228,745,000 at March 31, 1999. Working capital at March 31, 1999 remains substantially in excess of UTV's normal operating requirements.

     In October 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for $60,000,000 and possible future consideration. UTV expects to use a portion of available cash and marketable securities balances to complete this transaction, which is subject to Federal Communications Commission approval, as well as satisfaction of certain conditions. UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $94,931,000 at March 31, 1999. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At March 31, 1999, purchase of an additional 729,649 shares was so authorized. From January 1, 1997, through March 31, 1999, 99,100 shares were purchased for an aggregate cost of $9,764,000. No shares were purchased during the first quarter of 1999.

     UTV's commitments for capital expenditures at March 31, 1999 were not material in relation to UTV's financial position. During
1998, UTV's stations began converting to digital television (DTV).
This conversion will require the purchase of digital transmitting equipment to telecast over a newly assigned frequency. In April 1999, KBHK-TV in San Francisco became the first of the UTV stations to make the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the cost to convert to DTV, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

     UTV, which completed an assessment of its year 2000 issues in 1998, believes that the total estimated compliance cost is immaterial. UTV expects to have completed all remediation efforts, including third party systems testing, by September 30, 1999. UTV continues to believe that such issues will not have a material effect on its business, results of operations or financial condition.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risk related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity (in thousands):

                                             Cost         Fair Value
                                           --------       ----------
U.S. Government securities                 $144,602        $144,653
Equity securities                            17,375          21,802

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, all of which mature within one year. (See Note 2 to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its six television stations. First quarter 1999 net income increased 22% to $8,068,000, or $.86 per basic and diluted share, from $6,610,000, or $.71 per share ($.70 per diluted share), in last year's first quarter. Strong local and national advertising sales more than offset an increase in station operating expenses.

     Consolidated net revenues rose 14% for the quarter to $44,961,000, from $39,293,000 last year. The increase primarily reflects greater local and national advertising time sales generated as a result of increased audience ratings on syndicated programming.

     The revenue increase was partially offset by increases in station operating expenses, including an 18% increase in station programming costs. Operating income increased 30% to $10,368,000, from last year's $7,972,000.

     Interest and other income for the quarter was $2,975,000, compared to $2,988,000 in 1998.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     The information appearing in the MD&A under the caption
"Quantitative and Qualitative Disclosures about Market Risk" is incorporated herein by this reference.

               UNITED TELEVISION, INC. AND SUBSIDIARIES
                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a)   Exhibit 27 - Financial Data Schedule

    (b) No report on Form 8-K was filed during the quarter for which this report is being filed.


                               SIGNATURE
                               ---------


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED TELEVISION, INC.
                                          (Registrant)


Date:  May 13, 1999                  By:  /s/  Garth S. Lindsey
       ------------                       -------------------------
                                          Garth S. Lindsey
                                           Executive Vice President
                                           and Chief Financial
                                           Officer (Principal
                                           Financial and Accounting
                                           Officer)

Page 13
                               EXHIBIT INDEX


Incorporated by
Reference to:           Exhibit No.                Exhibit
---------------         -----------        -----------------------

                            27             Financial Data Schedule















12