Form 10-Q
period 1999-06-30
UNITED TELEVISION INC
filed 1999-08-16
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999
                                        --------------

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

As of August 12, 1999, there were 9,430,163 shares of the registrant's common stock outstanding.

PAGE 2

                    PART I - FINANCIAL INFORMATION
                    ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           June 30,       December 31,
                                             1999             1998
                                         -----------      -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    59,126      $    50,771
   Marketable securities                     169,687          166,056
   Accrued interest receivable                   609              890
   Accounts receivable, net                   43,122           38,853
   Film contract rights                       19,135           38,074
   Deferred tax benefit                        3,967            6,209
   Prepaid expenses and other
      current assets                           2,384            1,935
                                         -----------      -----------
      Total current assets                   298,030          302,788
                                         -----------      -----------
Other Investments                             26,385           26,385
                                         -----------      -----------
Film Contract Rights, noncurrent               4,445            5,113
                                         -----------      -----------
Property and Equipment, net                   18,398           16,537
                                         -----------      -----------
Intangible Assets, net                        85,084           86,359
                                         -----------      -----------
Other Assets                                     509              459
                                         -----------      -----------
                                         $   432,851      $   437,641
                                         ===========      ===========

PAGE 3
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    23,069      $    28,433
   Accounts payable                            2,197            1,902
   Accrued expenses                           25,988           30,313
   Income taxes payable                       10,023           13,158
                                         -----------      -----------
      Total current liabilities               61,277           73,806
                                         -----------      -----------
Film Contracts Payable after One Year         16,709           23,756
                                         -----------      -----------
Deferred Tax Liabilities                         335            2,632
                                         -----------      -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   943              941
   Additional paid-in capital                  2,878            1,480
   Retained earnings                         348,006          331,409
   Treasury stock, at cost                      (828)              -
   Accumulated other
     comprehensive income                      3,531            3,617
                                         -----------      -----------
                                             354,530          337,447
                                         -----------      -----------
                                         $   432,851      $   437,641
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

PAGE 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                   ------------------    ------------------
                                     1999      1998        1999      1998
                                   --------  --------    --------  --------
Net Revenues                       $ 53,427  $ 48,503    $ 98,388  $ 87,796
                                   --------  --------    --------  --------

Expenses:
   Operating                         18,267    14,840      36,807    30,795
   Selling, general and
     administrative                  16,176    15,440      32,229    30,806
                                   --------  --------    --------  --------
                                     34,443    30,280      69,036    61,601
                                   --------  --------    --------  --------
     Operating income                18,984    18,223      29,352    26,195
                                   --------  --------    --------  --------
Interest and Other Income:
   Gain on sale of BHC
     Communications, Inc.
     common stock                         -    19,932           -    19,932
   Interest and other income          2,903     2,167       5,878     5,155
                                   --------  --------    --------  --------
                                      2,903    22,099       5,878    25,087
                                   --------  --------    --------  --------
     Income before income taxes      21,887    40,322      35,230    51,282

Income Tax Provision                 (8,650)  (15,450)    (13,925)  (19,800)
                                   --------  --------    --------  --------
     Net income                    $ 13,237  $ 24,872    $ 21,305  $ 31,482
                                   ========  ========    ========  ========

Earnings per Share:
   Basic                           $   1.41  $   2.65    $   2.26  $   3.36
   Diluted                         $   1.40  $   2.63    $   2.26  $   3.34

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                              9,417     9,396       9,415     9,382
   Diluted                            9,437     9,444       9,436     9,433

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 5

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                              Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 21,305   $ 31,482
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (14,831)   (13,621)
      Film contract amortization                           16,766     12,223
      Depreciation and other amortization                   3,362      3,358
      Gain on sale of BHC common stock                          -    (19,932)
      Gain on dispositions of other investments              (759)      (499)
      Changes in assets and liabilities:
         Accounts receivable                               (4,269)    (1,357)
         Prepaid and other assets                           5,028      2,985
         Accounts payable and accrued expenses             (4,030)    (3,439)
         Income taxes payable                              (3,135)    10,021
                                                         --------   --------
         Net cash provided from
           operating activities                            19,437     21,221
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          32,798     78,155
   Purchases of marketable securities                     (35,796)   (29,961)
   Purchases of other investments                               -     (8,854)
   Station acquisition:
      Fixed assets                                              -     (2,568)
      Intangible assets                                         -    (77,668)
   Capital expenditures                                    (3,948)    (1,565)
                                                         --------   --------
         Net cash used in
           investing activities                            (6,946)   (42,461)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,708)    (4,688)
   Proceeds from exercise of employee stock options         1,400      3,259
   Purchases of treasury stock                               (828)    (7,010)
                                                         --------   --------
         Net cash used in financing activities             (4,136)    (8,439)
                                                         --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents        8,355    (29,679)

Cash and Cash Equivalents at Beginning of Period           50,771     98,075
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 59,126   $ 68,396
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.5% at June 30, 1999) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At June 30, 1999, all U.S. Government securities mature within one year. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
June 30, 1999
   U.S. Government securities   $146,285  $    24   $  141   $146,168
   Equity securities              17,593    6,634      708     23,519
                                --------  -------   ------   --------
                                $163,878  $ 6,658   $  849   $169,687
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

     For the six months ended June 30, 1999, UTV realized marketable securities gains of $759,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the six months ended June 30, 1999 and 1998 totaled $17,060,000 and $9,779,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see
Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):

                                   Three Months           Six Months
                                   Ended June 30,        Ended June 30,
                                ------------------    ------------------
                                  1999      1998        1999      1998
                                --------  --------    --------  --------
Net income                      $ 13,237  $ 24,872    $ 21,305  $ 31,482
Other comprehensive income
    (loss), net of taxes             809   (13,522)        (86)  (10,339)
                                --------  --------    --------  --------
Comprehensive income            $ 14,046  $ 11,350    $ 21,219  $ 21,143
                                ========  ========    ========  ========

5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at June 30, 1999, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $98,485,000. At June 30, 1999, UTV also has a remaining commitment to invest over time up to $13,952,000 in investment limited partnerships.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida, for approximately $60,000,000, possible future consideration, the purchase of accounts receivable and the assumption of programming obligations. (See Note 6.)

6.   SUBSEQUENT EVENT:

     In July, 1999, UTV completed the acquisition of the assets of UHF television station WRBW-TV in Orlando, Florida, for $60,000,000 plus a net amount of $8,174,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000.

PAGE 9
               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $1,935,000 in the first six months of 1999, while payments exceeded amortization by $1,398,000 in the first six months of 1998) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first six months of 1999, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first six months of 1999 totaled $19,437,000, and cash and marketable securities increased $11,986,000 to $228,813,000 at June 30, 1999. At June 30, 1999, UTV has a remaining commitment to invest over time up to $13,952,000 in investment limited partnerships.

     Working capital increased $7,771,000 during the first six months of 1999 to $236,753,000 at June 30, 1999. Working capital at June 30, 1999 remains substantially in excess of UTV's normal operating requirements.

     In 1997, UTV signed a definitive agreement to purchase the assets of UHF television station WRBW-TV in Orlando, Florida. The acquisition was completed in July, 1999 for $60,000,000 plus a net amount of $8,174,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000.
UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $98,485,000 at June 30, 1999. UTV expects to continue to satisfy these commitments in the ordinary course of business.

PAGE 10
     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At June 30, 1999, 721,249 shares were authorized for purchase. From January 1, 1997, through June 30, 1999, 107,500 shares were purchased for an aggregate cost of $10,592,000, of which 8,400 shares were purchased during the first six months of 1999 for an aggregate cost of $828,000.

     UTV's commitments for capital expenditures at June 30, 1999 were not material in relation to UTV's financial position. During 1998, UTV's stations began converting to digital television (DTV). This conversion will require the purchase of digital transmitting equipment to telecast over a newly assigned frequency. In April, 1999, KBHK-TV in San Francisco became the first of the UTV stations to make the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the cost to convert to DTV, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

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

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risk related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of June 30, 1999 about the
U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity (in thousands):
                                             Cost         Fair Value
                                           --------       ----------
U.S. Government securities                 $146,285        $146,168
Equity securities                            17,593          23,519

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, all of which mature within one year. (See Note 2 to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its six television stations (seven stations effective July, 1999). Second quarter 1999 net income decreased to $13,237,000, or $1.41 per share ($1.40 per share diluted), compared to net income of $24,872,000, or $2.65 per share ($2.63 per share diluted) last year. The 1998 results reflected a second quarter net gain from the sale of marketable securities of $12,932,000, or $1.38 per share ($1.37 per share diluted). On a comparable basis excluding the 1998 gain on sale of securities, net income rose 11% for the quarter.

PAGE 11
     Consolidated net revenue rose 10% for the quarter to a record $53,427,000, from $48,503,000 last year. The increase reflects strong local and national advertising sales gains at most of UTV's stations. The sales gains resulted primarily from strong audience ratings and advertiser demand for newer syndicated off-network series and continued acceptance by viewers and advertisers of WUTB, UTV's Baltimore station, which was acquired in January, 1998 and then began operating for the first time as a traditional commercial broadcasting station.

     Notwithstanding a 14% increase in operating expenses, resulting primarily from a 27% increase in station programming costs, operating income rose 4% to a second quarter record of $18,984,000, from $18,223,000 last year. Interest and other income for the quarter increased 34% to $2,903,000, from $2,167,000 in 1998.

     Reflecting the 1998 gain on the sale of securities, net income for the first six months of 1999 decreased to $21,305,000, or $2.26 per basic and diluted share, from last year's net income of $31,482,000, or $3.36 per share ($3.34 per share diluted). On a comparable basis excluding the 1998 gain on the sale of securities, net income rose
15% for the six-month period.

     Year to date consolidated net revenues rose 12% to $98,388,000, from $87,796,000 in 1998. The increase reflects a 12% increase in local and national advertising revenues, primarily resulting from successful syndicated series and increased acceptance by viewers and advertisers of WUTB.

     The revenue increase more than offset a 12% increase in operating expenses, primarily related to a 22% increase in station programming costs. Operating income for the six-month period increased 12% to $29,352,000, from last year's $26,195,000. Interest and other income for the period increased 14% to $5,878,000, from $5,155,000 in 1998.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.
          -----------------------------------------------------------

     The information appearing in the Management's Discussion and Analysis under the caption "Quantitative and Qualitative Disclosures about Market Risk" is incorporated herein by this reference.


               UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     UTV held its annual meeting of stockholders on May 3, 1999.

     At the meeting, the following were elected directors, by the number of votes set forth opposite their respective names:
                                                           Broker
                               For         Withheld      Non-votes
                            ---------      --------      ---------
     John C. Siegel         8,560,140        16,131          - 0 -
     Evan C Thompson        8,560,309        15,962          - 0 -

     At the meeting, the 1999 Stock Option Plan was adopted by the following vote:

                                                           Broker
             For             Against        Abstain      Non-votes
          ---------          -------        -------      ---------
          7,538,994          473,539         16,663        547,075

     At the meeting, the selection of PricewaterhouseCoopers LLP as UTV's auditors for the current year was ratified by the following vote:

                                                           Broker
             For             Against        Abstain      Non-votes
          ---------          -------        -------      ---------
          8,572,657              781          2,833          - 0 -


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


                                    UNITED TELEVISION, INC.
                                         (Registrant)

Date:  August 13, 1999              By:  /s/  Garth S. Lindsey
       ---------------                   -------------------------
                                         Garth S. Lindsey
                                          Executive Vice President
                                          and Chief Financial
                                          Officer (Principal
                                          Financial and Accounting
                                          Officer)