Form 10-Q
period 1999-09-30
UNITED TELEVISION INC
filed 1999-11-12
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999
                                        ------------------

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

As of November 8, 1999, there were 9,444,783 shares of the registrant's common stock outstanding.

PAGE 2

                  PART I - FINANCIAL INFORMATION
                  ITEM 1.   FINANCIAL STATEMENTS
             UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                         September 30,    December 31,
                                             1999             1998
                                          (Unaudited)
                                         ------------     -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $     20,216     $    50,771
   Marketable securities                      152,968         166,056
   Accrued interest receivable                    120             890
   Accounts receivable, net                    42,652          38,853
   Film contract rights                        51,361          38,074
   Deferred tax benefit                         4,089           6,209
   Prepaid expenses and other
      current assets                            2,124           1,935
                                         ------------     -----------
      Total current assets                    273,530         302,788
                                         ------------     -----------
Other Investments                              33,596          26,385
                                         ------------     -----------
Film Contract Rights, noncurrent               17,792           5,113
                                         ------------     -----------
Property and Equipment, net                    25,673          16,537
                                         ------------     -----------
Intangible Assets, net                        141,633          86,359
                                         ------------     -----------
Other Assets                                      489             459
                                         ------------     -----------
                                          $   492,713     $   437,641
                                          ===========     ===========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                 $    39,899     $    28,433
   Accounts payable                             2,688           1,902
   Accrued expenses                            35,148          30,313
   Income taxes payable                         7,027          13,158
                                         ------------     -----------
      Total current liabilities                84,762          73,806
                                         ------------     -----------
Film Contracts Payable after One Year          41,496          23,756
                                         ------------     -----------
Other Liabilities                                 335           2,632
                                         ------------     -----------
Shareholders' Investment:
   Preferred stock $1.00 par value                 -               -
   Common stock $.10 par value                    945             941
   Additional paid-in capital                   3,773           1,480
   Retained earnings                          358,888         331,409
   Treasury stock, at cost                       (828)             -
   Increase to reflect marketable
     securities at fair value                   3,342           3,617
                                         ------------     -----------
                                              366,120         337,447
                                         ------------     -----------
                                         $    492,713     $   437,641
                                         ============     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

PAGE 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------    ------------------
                                     1999      1998        1999      1998
                                   --------  --------    --------  --------
Net Revenues                       $ 51,390  $ 40,111    $149,778  $127,907
                                   --------  --------    --------  --------

Expenses:
   Operating                         20,241    14,912      57,048    45,707
   Selling, general and
     administrative                  16,809    14,606      49,038    45,412
                                   --------  --------    --------  --------
                                     37,050    29,518     106,086    91,119
                                   --------  --------    --------  --------
     Operating income                14,340    10,593      43,692    36,788
                                   --------  --------    --------  --------
Interest and Other Income:
   Gain on sale of BHC
     Communications, Inc.
     common stock                         -         -           -    19,932
   Interest and other income          3,642     3,163       9,520     8,318
                                   --------  --------    --------  --------
                                      3,642     3,163       9,520    28,250
                                   --------  --------    --------  --------
     Income before income taxes      17,982    13,756      53,212    65,038

Income Tax Provision                 (7,100)   (5,300)    (21,025)  (25,100)
                                   --------  --------    --------  --------
     Net income                    $ 10,882  $  8,456    $ 32,187  $ 39,938
                                   ========  ========    ========  ========

Earnings per Share:
   Basic                           $   1.16  $    .90    $   3.42  $   4.25
   Diluted                         $   1.15  $    .89    $   3.41  $   4.23

Average Number of Common and Common
   Equivalent Shares Outstanding:
      Basic                           9,417     9,404       9,416     9,390
      Diluted                         9,450     9,450       9,441     9,438

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 5

                     UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)
                                                             Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                           1999       1998
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 32,187   $ 39,938
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (22,383)   (20,691)
      Film contract amortization                           25,877     18,480
      Depreciation and other amortization                   5,385      5,036
      Gain on sale of BHC common stock                          -    (19,932)
      Gain on dispositions of marketable
        securities and other investments                   (2,193)    (1,132)
      Changes in assets and liabilities:
         Accounts receivable                               (2,502)     5,944
         Prepaid and other assets                          (1,075)    (7,099)
         Accounts payable and accrued expenses              5,621      8,382
         Income taxes payable                              (6,131)     1,306
                                                         --------   --------
         Net cash provided from operating activities       34,786     30,232
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          68,262    132,402
   Sale of other investments                                7,644          -
   Purchases of marketable securities                     (54,857)   (95,301)
   Purchases of other investments                         (13,433)    (8,854)
   Station acquisitions:
      Fixed assets                                         (3,914)    (2,568)
      Intangible assets                                   (57,521)   (77,668)
      Accounts receivable                                  (1,297)         -
      Film contracts, net                                   1,222          -
      Other, net                                              152          -
   Capital expenditures                                    (8,360)    (3,247)
                                                         --------   --------
         Net cash used in investing activities            (62,102)   (55,236)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,708)    (4,688)
   Proceeds from exercise of employee stock options         2,297      3,382
   Purchases of treasury stock                               (828)    (7,010)
                                                         --------   --------
         Net cash used in financing activities             (3,239)    (8,316)
                                                         --------   --------
Net Decrease in Cash and Cash Equivalents                 (30,555)   (33,320)

Cash and Cash Equivalents at Beginning of Period           50,771     98,075
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 20,216   $ 64,755
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 6
                 UNITED TELEVISION, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

1.    PRINCIPLES OF CONSOLIDATION:

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. UTV is a majority owned (58.4% at September 30, 1999) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At September 30, 1999, all U.S. Government securities mature within one year. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
September 30, 1999
   U.S. Government securities   $129,876   $    6   $   94    $129,788
   Other equity securities        17,594    6,596    1,010      23,180
                                --------   ------   ------    --------
                                $147,470   $6,602   $1,104    $152,968
                                ========   ======   ======    ========

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

     For the nine months ended September 30, 1999, UTV realized marketable securities gains of $771,000. For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the nine months ended
September 30, 1999 and 1998 totaled $27,156,000 and $23,794,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):

                                 Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                              ------------------    ------------------
                                1999      1998        1999      1998
                              --------  --------    --------  --------
Net income                    $ 10,882  $  8,456    $ 32,187  $ 39,938
Other comprehensive (loss)
   income, net of taxes           (189)      119        (275)  (10,221)
                              --------  --------    --------  --------
Comprehensive income          $ 10,693  $  8,575    $ 31,912  $ 29,717
                              ========  ========    ========  ========

PAGE 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at September 30, 1999, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $78,802,000. At September 30, 1999, UTV also has a remaining commitment to invest over time up to $5,011,000 in investment limited partnerships.

     In July, 1999, UTV completed the acquisition of the net assets of UHF television station WRBW-TV in Orlando, Florida.
UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000.


              UNITED TELEVISION, INC. AND SUBSIDIARIES
Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $3,494,000 in the first nine months of 1999, while payments exceeded amortization by $2,211,000 in the first nine months of 1998) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first nine months of 1999, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash, marketable securities and other investments. UTV's cash flow from operations for the first nine months of 1999 totaled $34,786,000. However, as a result of cash used to acquire WRBW-TV and to make other investments, cash and marketable securities decreased $43,643,000 to $173,184,000 at September 30, 1999. UTV has
a remaining commitment to invest over time up to $5,011,000 in investment limited partnerships.

     Reflecting the WRBW-TV acquisition and other investments, working capital decreased $40,214,000 during the first nine months of 1999 to $188,768,000 at September 30, 1999. Working capital at September 30, 1999 remains substantially in excess of UTV's normal operating requirements.

     In July, 1999, UTV completed the purchase of the net assets of UHF television station WRBW-TV in Orlando, Florida for $60,000,000 plus a net amount of $1,358,000 related to the purchase of receivables, assumption of programming obligations and other adjustments. The purchase price was paid from working capital. UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000. UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $78,802,000 at September 30, 1999. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At September 30, 1999, 721,249 shares were authorized for purchase. From January 1, 1997, through September 30, 1999, 107,500 shares were purchased for an aggregate cost of $10,592,000, of which 8,400 shares were purchased during the first nine months of 1999 for an aggregate cost of $828,000.

     UTV's commitments for capital expenditures at September 30, 1999 were not material in relation to UTV's financial position. During 1998, UTV's stations began converting to digital television (DTV).
This conversion will require the purchase of digital transmitting equipment to telecast over a newly assigned frequency. During 1999, UTV stations KBHK-TV in San Francisco and KTVX-TV in Salt Lake City have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the cost to convert to digital television, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

     UTV, which completed an assessment of its year 2000 issues in 1998, believes that the total estimated compliance cost is immaterial. UTV has substantially completed all remediation efforts, including third party systems testing. UTV continues to believe that such issues will not have a material effect on its business, results of operations or financial condition.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risk related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of September 30, 1999 about the U.S. Government securities which are subject to interest rate sensitivity and the equity securities which are subject to equity market sensitivity (in thousands):
                                             Cost         Fair Value
                                           --------       ----------
     U.S. Government securities            $129,876        $129,788
     Equity securities                       17,594          23,180

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, all of which mature within one year. (See Note 2 to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its seven television stations. Third quarter 1999 net income increased 29% to $10,882,000, or $1.16 per share ($1.15 per share diluted), from $8,456,000, or $.90 per share ($.89 per share diluted), in last year's third quarter. The increase in net income resulted from an increase in revenues and a resulting increase in operating income.

     Consolidated net revenues rose 28% for the quarter to a record $51,390,000, from $40,111,000 last year. The increase reflects strong local and national advertising sales gains at most of UTV's stations, as well as revenues at WRBW-TV, UTV's Orlando station acquired in July, 1999. Same station local and national revenue rose 24% for the quarter. Same station sales increases resulted primarily from strong audience ratings and advertiser demand for the stations' newer syndicated off-network series.

     Third quarter operating income rose 35% to a third quarter record $14,340,000, from $10,593,000 last year. Same station operating expenses rose 19%, including a 27% increase in programming costs, which reflects in part a decrease in earnings at UTV's production entity.

     Interest and other income for the quarter increased 15% to $3,642,000, from $3,163,000 in 1998.

     Net income for the first nine months of 1999 decreased to $32,187,000, or $3.42 per share ($3.41 per share diluted), from last year's net income of $39,938,000, or $4.25 per share ($4.23 per share diluted). The 1998 results reflected a net gain from the sale of marketable securities of $12,932,000, or $1.38 per share ($1.37 per share diluted). On a comparable basis, excluding the 1998 gain on the sale of securities, net income rose 19% for the nine-month period.

     Consolidated net revenues for the nine-month period rose 17% to $149,778,000, from $127,907,000 in 1998. The increase reflects a
16% increase in same station local and national advertising revenues as well as revenues at newly acquired WRBW. Same station sales increases primarily resulted from successful syndicated series and increased acceptance by viewers and advertisers of WUTB, UTV's Baltimore station, which was acquired in January, 1998 and then began operating for the first time as a traditional commercial broadcasting station.


     Operating income for the nine-month period increased 19% to $43,692,000, from $36,788,000 last year. Same station operating expenses rose 14%, including a 24% increase in same station program costs, which reflects in part a decrease in earnings at UTV's production entity.

     Interest and other income for the nine-month period increased 14% to $9,520,000, from $8,318,000 last year.


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

Date:  November 10, 1999             By:  /s/ Garth S. Lindsey
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