Form 10-K405
period 1999-12-31
UNITED TELEVISION INC
filed 2000-03-30
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                          Commission file number 1-8411

                             UNITED TELEVISION, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       41-0778377
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


132 S. Rodeo Drive, Fourth Floor,                       90212
Beverly Hills, California                            (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (310)  281-4844

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 2000, was approximately $493,642,000.

         As of February 29, 2000, there were 9,499,573 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:


                   Document                            Part


     Those portions of the registrant's annual          II
     report to stockholders for the
     fiscal year ended December 31, 1999
     (the "Annual Report") that are
     specifically identified herein as
     incorporated by reference into this
     Form 10-K.

     Those portions of the registrant's proxy          III
     statement for the registrant's
     2000 Annual Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K.

                                     PART I

ITEM 1.     BUSINESS.


                                    General

         United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (58% at February 29, 2000) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (80% at February 29, 2000) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV owns and operates seven of BHC's ten television stations that comprise Chris-Craft's Television Division.

         At February 29, 2000, UTV had 635 full-time employees and 93 part-time employees.


                            Television Broadcasting

         UTV operates three very high frequency ("VHF") television stations and four ultra high frequency ("UHF") television stations. Commercial television broadcasting in the United States is conducted on 68 channels numbered 2 through
69. Channels 2 through 13 are in the VHF band, and channels 14 through 69 are in the UHF band. In general, UHF stations are at a disadvantage relative to VHF stations, because UHF frequencies are more difficult for households to receive. This disadvantage is eliminated when a viewer receives the UHF station through a cable system.

         Commercial broadcast television stations may be affiliated with one of the three major national networks (ABC, NBC and CBS); three more recently established national networks (Fox Broadcasting Company ("Fox"), United Paramount Network ("UPN"), and The WB Network ("WB")), which provide substantially fewer hours of programming; or may be independent.

         The following table sets forth certain information with respect to UTV stations and their respective markets:

                                                      Total
                                                   Commercial
              Network Af-    DMA TV                 Stations          DMA
Station and   filiation/     House-       DMA     Operating in     Cable TV
Location      Channel        holds(1)    Rank(1)    Market(2)    Penetration(3)
-----------   -----------  ----------   --------  ------------   --------------
KMSP           UPN 9        1,481,050     14th       4 VHF              54%
  Minne-                                             3 UHF
  apolis/
  St. Paul

KTVX           ABC 4          720,860     36th       4 VHF              53%
  Salt                                               2 UHF
  Lake City

KMOL           NBC 4          684,730     37th       3 VHF              66%
  San                                                3 UHF
  Antonio

KBHK           UPN 44       2,423,120      5th       4 VHF              72%
  San                                               10 UHF
  Francisco

KUTP           UPN 45       1,390,750     17th       4 VHF              59%
  Phoenix                                            4 UHF

WRBW           UPN 65       1,101,920     22nd       3 VHF              76%
  Orlando                                            9 UHF

WUTB           UPN 24         999,200     24th       3 VHF              68%
  Baltimore                                          3 UHF


------------

    (1) Designated Market Area ("DMA") is an exclusive geographic area consisting of all counties in which the home-market commercial stations received a preponderance of total viewing hours. The ranking shown is the nationwide rank, in terms of television households in DMA, of the market served by the station. Source: Nielsen Media Research television households universe estimates.

    (2) Additional channels have been allocated by the FCC for activation as commercial television stations in certain of these markets. Also, additional stations may be located within the respective DMAs of UTV stations but outside the greater metropolitan television markets in which UTV stations operate.

   (3) Cable penetration refers to the percentage of DMA television viewing households receiving cable television service, as estimated by Nielsen Media Research.

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

         Programming

         UTV's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 1999 was not significant to UTV's financial position. UTV television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

         Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $56,487,000 as of December 31, 1999. The stations were committed for film and sports rights contracts aggregating $78,322,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E) and 9 of Notes to Consolidated Financial Statements.

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

         Sources of Revenue

         The principal source of revenues for UTV stations is the sale of advertising time to national and local advertisers. Such time sales are represented by spot announcements purchased to run between programs and program segments and by program sponsorship. Most advertising contracts are short-term. The relative contributions of national and local advertising to UTV's gross cash advertising revenues vary from time to time.

         UTV's television business is seasonal, like that of the television broadcasting business generally. In terms of revenues, generally the fourth quarter is strongest, followed by the second, third and first.

         Advertising is generally placed with UTV stations through advertising agencies, which are allowed a commission generally equal to 15% of the price of advertising placed. National advertising time is usually sold through a national sales representative, which also receives a commission, while local advertising time is sold by each station's sales staff. UTV has established a national sales representative organization, United Television Sales, Inc. ("UTS"), which represents nine of the ten UTV and BHC stations.

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

         KMSP UPN 9's license renewal was granted on February 11, 2000 and is due to expire on April 1, 2006. KTVX's license renewal was granted on October 9, 1998 and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on April 20, 1999 and is due to expire on October 1, 2006. KBHK UPN 44's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KMOL's license renewal was granted on November 12, 1998 and is due to expire on August 1, 2006. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2001. WRBW UPN 65's license was assigned to UTV of Orlando, Inc., a subsidiary of UTV, on July 7, 1999 and is due to expire on February 1, 2005.

         On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999; however, several petitions have been filed with the FCC seeking reconsideration of the new rules, so the rules may change.

         Among other changes, the FCC relaxed its "television duopoly" rule, which barred any entity from having an attributable interest in more than one television station with overlapping service areas. Under the new rules, one entity may have attributable interests in two television stations in the same DMA, provided that (1) one of the two stations is not among the top four in audience share, and (2) at least eight independently owned and operated commercial and noncommercial television stations will remain in the DMA, if the proposed transaction is consummated. The new rules also permit common ownership of television stations in the same DMA, if one of the stations to be commonly owned has failed, is failing or is unbuilt, or if extraordinary public interest factors are present. To transfer ownership in two commonly owned television stations in the same DMA, it will be necessary to again demonstrate compliance with the new rules. Lastly, the new rules authorize the common ownership of television stations with overlapping signal contours as long as the stations to be commonly owned are located in different DMAs.

         Similarly, the FCC relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations or one television station and seven radio stations in the same market provided, that
(1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

         The FCC made other changes to its rules that determine what constitutes an "attributable interest" in applying the FCC Ownership Rules. Under the new rules, a party will be deemed to have an attributable interest in a television or radio station, cable system or daily newspaper that triggers the FCC's cross-ownership restrictions, if (1) it is a non-passive investor, and it owns 5% or more of the voting stock in the media outlet or its controlling parent;
(2) it is a passive investor (i.e., bank trust department, insurance company or mutual fund) and it owns 20% or more of the voting stock; or (3) its interests (which may be in the form of debt or equity (even if non-voting), or both) exceeds 33% of the total asset value of the media outlet, and it either (i) supplies at least 15% of a station's weekly broadcast hours or (ii) has an attributable interest in another media outlet in the same market.

         The FCC also declared that local marketing agreements, or "LMAs", now will be attributable interests for purposes of the FCC Ownership Rules. The FCC will grandfather LMAs that were in effect prior to November 5, 1996, until it has completed the review of its attribution regulations in 2004. Parties may seek the permanent grandfathering of such an LMA, on a non-transferable basis, by demonstrating that the LMA is in the public interest and that it otherwise complies with FCC Ownership Rules.

         Finally, the FCC eliminated its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market.

         It is difficult to assess how these changes in the FCC ownership restrictions will affect UTV's broadcast business.

         FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules deem such concentration of control to exist if any party, or any of its officers, directors or stockholders, directly or indirectly, owned, operated, controlled, or had an attributable interest in television stations capable of reaching, in the aggregate, a maximum of 35% of the national audience. This percentage is determined by the DMA market rankings of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. Applying the 50% reach attribution rule to UTV's four UHF stations, the 10 BHC stations are deemed to reach approximately 19% of the nation's television households. The FCC is considering whether to eliminate the 50% attribution reduction under this rule for UHF stations.

         FCC regulations also prohibit common ownership or control between two of ABC, NBC, CBS, and Fox, or any one of those four networks and, under current interpretation, either UPN or WB. The FCC is considering whether to modify or eliminate this rule.

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

         The FCC recently adopted regulations requiring increased closed-captioning of video programming. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in 2008.

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

         The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to UTV television stations are as follows:
KBHK, channel 45; KMSP, channel 26; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; WUTB, channel 41; and WRBW, channel 41. Implementation of DTV is expected to improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions that have not been subjected to extensive field testing and that, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the UTV television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on UTV, primarily due to the capital costs associated with construction of DTV facilities, and increased operating costs, both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The FCC is also conducting a rule-making proceeding to determine whether and the extent to which cable television systems should be obligated to carry the signals of broadcast DTV stations.

         Some of UTV's television stations began broadcasting on their DTV channels, in addition to their analog broadcasts, in 1999. UTV has filed applications with the FCC for permits to construct DTV facilities for each of its other stations, except WRBW, for which an extension of time has been granted. Future capital expenditures by UTV will be compatible with the new technology whenever possible.

         The FCC is conducting a rulemaking proceeding to consider relaxing or eliminating its rules prohibiting broadcast networks from (i) restricting their affiliates' rights to reject network programming, (ii) reserving an option to use specified amounts of their affiliates' broadcast time, and (iii) forbidding their affiliates from broadcasting the programming of another network; and to consider relaxing its rule prohibiting network affiliated stations from preventing other stations from broadcasting the programming of their network. UTV is unable to predict the outcome of these proceedings.

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

         On January 20, 2000, the FCC approved new equal employment opportunity and outreach requirements that will apply to all broadcast licensees (and cable operators). Although the FCC has not yet released the text of these rules, the key elements are: (1) licensees will be required to implement a minority outreach program; (2) licensees with five or more full-time employees must place a report regarding their outreach efforts in their public inspection file annually, and, if they have more than 10 full-time employees, they must submit the last four years of these reports to the FCC at the halfway point and endpoint of their license terms which will be subject to FCC review; (3) licensees with five or more full-time employees also must file with the FCC a "Statement of Compliance" with regard to their outreach efforts every two years; and (4) licensees with five or more full-time employees also must file annual employment reports, of the sort filed prior to 1998, which the FCC will use only to monitor minority employment.

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

         There are at least five other commercial television stations in each market served by a UTV station. UTV believes that, in Minneapolis/St. Paul, KMSP UPN 9 generally attracts a smaller viewing audience than the three major network-affiliated VHF stations, has a viewing audience the same size as the Fox UHF affiliate, and has a larger viewing audience than the other two stations, both of which are UHF stations. In Salt Lake City, KTVX generally ranks second of the six television stations in terms of audience share. In San Antonio, KMOL generally ranks first of the six stations in terms of audience share. Of the 14 commercial television stations in San Francisco,

KBHK UPN 44 generally ranks fifth in terms of audience share, behind the three major network-affiliated VHF television stations, and the VHF Fox affiliate. KUTP UPN 45 generally ranks sixth in terms of audience share, of the eight commercial stations in the Phoenix market. WRBW UPN 65 generally ranks sixth in terms of audience share, of the twelve commercial stations in the Orlando market. In Baltimore, WUTB UPN 24 generally ranks sixth of the six commercial stations in terms of audience share.

         UTV stations may face increased competition in the future from additional television stations that may enter their respective markets. See note
(2) to the table under Television Broadcasting.

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

         While Federal law has until recently generally prohibited local telephone companies from providing video programming to subscribers in their service areas, this prohibition has been substantially eliminated by the Telecom Act. The FCC has also recently adopted rules for "Open Video Systems" -- a new structure of video delivery system authorized by the Telecom Act for provision by local telephone companies and, if permitted by the FCC, others. UTV is unable to predict the outcome or effect of these developments. As of June 1999, there were approximately 60,000 subscribers to OVS systems.

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

         Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct to home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past five years, to approximately 13.1 million as of December 1999.

         On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations' programming into the stations' respective local markets. After May 27, 2000, satellite carriers will be prohibited from delivering a local signal into their local markets - so called "local-into-local" service - without the consent or must-carry election of such stations, but stations will be obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA does not require satellite carriers to, but provides that carriers that choose to do so must, comply with certain mandatory signal carriage requirements by a date certain, as defined by the Act, or as-yet to be drafted FCC regulations. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has initiated several rule making proceedings, as required by SHVIA, to implement certain aspects of the Act, such as standards for good faith retransmission consent negotiations, must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement.

         An additional challenge is now posed by wireless cable systems, including multichannel distribution services ("MDS"). Two four-channel MDS licenses have been granted in most television markets. MDS operation can provide commercial programming on a paid basis. A similar service can also be offered using the instructional television fixed service ("ITFS"). The FCC now allows the educational entities that hold ITFS licenses to lease their "excess" capacity for commercial purposes. The multichannel capacity of ITFS could be combined with either an existing single channel MDS or a newer multichannel multi-point distribution service to increase the number of available channels offered by an individual operator. At the end of 1999, wireless cable systems served about 1.5 million subscribers.

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

ITEM 2.  PROPERTIES.

         Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, San Antonio and Phoenix and are leased in Baltimore, Orlando, Salt Lake City and San Francisco. The Baltimore lease expires in April 2005 and is renewable, at increased rental, for two five-year periods. The Orlando lease expires in March 2004. The Salt Lake City lease expired in August 1999, but has been extended on a month-to-month basis through April 2000. UTV has acquired a 6.03 acre site in Salt Lake City, on which UTV is completing construction of a new, approximately 48,000 square foot, studio facility. The San Francisco lease expires in 2007. UTV also occupies leased facilities in various cities throughout the country.

         The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The current Salt Lake City facility is approximately 30,400 square feet on a 2.53-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. The Orlando facility is approximately 8,750 square feet and is located at Universal Studios in Orlando. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

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

         WRBW's transmitter facilities are located on a site near Orlando. The building containing the transmitter, and the tower on which the antenna is mounted are shared with another television station as well as several FM radio stations. The lease for the tower and building expires in September 2001, and is renewable for two five-year periods.

         WUTB's transmitter facilities are located on a site near Baltimore. The building containing the transmitter, and the tower on which the antenna is mounted, are shared with another television station. The lease for the tower and building expires in December 2004 and is renewable for a five-year period.

         UTV believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of UTV, as of February 29, 2000, are as follows:

                            Positions with UTV;               Has served
                           principal occupation;              as officer
        Name          and age as of February 29, 2000            since
        ----          -------------------------------         ----------

   John C. Siegel      Chairman of UTV and President,             1983
                       UTV of  San Francisco, Inc.,
                       which owns KBHK; Executive Vice
                       President, Chris-Craft; 47

   Evan C Thompson     President and Chief Executive              1983
                       Officer; Executive Vice
                       President and President,
                       Television Division,
                       Chris-Craft; 57

   Laurey J. Barnett   Vice President and Director of             1987
                       Programming; 40

   Garth S. Lindsey    Executive Vice President,                  1977
                       Chief Financial Officer and
                       Secretary; 55

   Thomas L. Muir      Treasurer and Controller; 51               1981


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

         3. Exhibits listed in the Exhibit Index, including the compensatory plans listed below:

               *  Benefit Equalization Plan
               *  1988 Stock Option Plan
               *  1999 Stock Option Plan

     (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000

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

         Signature and Title                         Date
         -------------------                         ----

         JOHN C. SIEGEL                              March 29, 2000
         John C. Siegel
         Chairman and Director

         EVAN C THOMPSON                             March 29, 2000
         Evan C Thompson
         President, Chief Executive
           Officer and Director
           (principal executive
           officer)

         GARTH S. LINDSEY                            March 29, 2000
         Garth S. Lindsey
         Executive Vice President,
           Chief Financial Officer
           and Secretary (principal
           financial and accounting
           officer)

         LAWRENCE R. BARNETT                         March 29, 2000
         Lawrence R. Barnett
         Vice Chairman and Director

         JOHN L. EASTMAN                             March 29, 2000
         John L. Eastman
         Director

         JAMES D. HODGSON                            March 29, 2000
         James D. Hodgson
         Director

         NORMAN PERLMUTTER                           March 29, 2000
         Norman Perlmutter
         Director

         HOWARD F. ROYCROFT                          March 29, 2000
         Howard F. Roycroft
         Director

         ROCCO C. SICILIANO                          March 29, 2000
         Rocco C. Siciliano
         Director

         HERBERT J. SIEGEL                           March 29, 2000
         Herbert J. Siegel
         Director

                    UNITED TELEVISION, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Accountants

         Consolidated Balance Sheets - December 31, 1999 and 1998

         Consolidated Statements of Income - For the Years Ended December 31,
           1999, 1998 and 1997

         Consolidated Statements of Cash Flows - For the Years Ended December
           31, 1999, 1998 and 1997

         Consolidated Statements of Shareholders' Investment - For the Years
           Ended December 31, 1999, 1998 and 1997

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

        REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
United Television, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 10, 2000 appearing on page 19 of the 1999 Annual Report to Shareholders of United Television, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICEWATERHOUSECOOPERS LLP

Century City, California
February 10, 2000

                                                                    Schedule II

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


Column A                           Column B               Column C                 Column D       Column E

                                                         Additions
                                                  -------------------------
                                   Balance at     Charged to     Charged to                        Balance
                                   Beginning      Costs and      Other                             at End
Description                        of Period      Expenses       Accounts          Deductions      of Period
-----------                        ---------      ----------     ----------        ----------      ---------
Year ended December 31, 1999:
Allowance for doubtful accounts    $1,645         $344           $---              $(346)(a)       $1,643

Year ended December 31, 1998:
Allowance for doubtful accounts    $1,745         $315           $---              $(415)(a)       $1,645

Year ended December 31, 1997:
Allowance for doubtful accounts    $1,661         $342           $---              $(258)(a)       $1,745


(a)Accounts written off, net of recoveries.

                                  EXHIBIT INDEX


Incorporated by
Reference to:                    Exhibit No.        Exhibit
---------------                  -----------        -------

Exhibit 3(a) [1]                     3.1            Restated Certificate of
                                                    Incorporation

Exhibit 3.2 [5]                      3.2            Restated By-Laws

Exhibit A to
registrant's Proxy                  10.1            1988 Stock Option Plan
Statement dated March 23,
1988 (File No. 1-8411)

Exhibit 10(a)(1) [4]                10.2            Amendment No. 1 thereto

Exhibit 10(i) [2]                   10.3            Employment Agreement, dated
                                                    January 1, 1981, between
                                                    registrant and
                                                    Garth S. Lindsey, as amended

Exhibit 10(m) [2]                   10.4            Employment Agreement, dated
                                                    January 1, 1981, between
                                                    registrant and
                                                    Thomas L. Muir, as amended

Exhibit 10(s) [3]                   10.5            Benefit Equalization Plan of
                                                    registrant

Exhibit 10.10 [5]                   10.6            Tax Sharing Agreement,
                                                    between UTV and BHC dated
                                                    October 21, 1996,
                                                    effective January 1, 1995

Exhibit 10.1 [6]                    10.7            Asset Purchase Agreement,
                                                    dated November 11, 1997,
                                                    between registrant, SKMD
                                                    Broadcasting Partnership
                                                    and Silver King
                                                    Broadcasting of Maryland,
                                                    Inc. and Amendment No. 1
                                                    thereto

Exhibit A to                        10.8            1999 Stock Option Plan
registrant's Proxy
Statement dated
March 31, 1999 (File
No. 1-8411)

Exhibit 10.1 [7]                    10.9            Asset Purchase Agreement,
                                                    dated October 7, 1997,
                                                    between registrant and
                                                    Rainbow Broadcasting Limited
                                                    Partnership

    *                              10.10            United Television, Inc.
                                                    Special Severance Plan

    *                                 13            Portions of the Annual
                                                    Report incorporated by
                                                    reference

    *                                 21            Subsidiaries of registrant

    *                                 23            Consent of
                                                    PricewaterhouseCoopers LLP

Incorporated by
Reference to:                    Exhibit No.        Exhibit
---------------                  -----------        -------

    *                                 27            Financial Data Schedule

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


     [6] Registrant's report on Form 8-K dated February 12, 1998