Form 10-Q
period 2000-03-31
UNITED TELEVISION INC
filed 2000-05-11
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000
                                        --------------

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

As of May 9, 2000, there were 9,509,373 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------

               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                                   March 31,    December 31,
                                                     2000           1999
                                                 ------------   ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents                     $    52,378    $    31,498
   Marketable securities                             157,131        154,699
   Accrued interest receivable                         1,155            829
   Accounts receivable, net                           41,928         47,687
   Film contract rights                               37,428         44,474
   Deferred tax assets                                 4,003          4,160
   Prepaid expenses and other
      current assets                                   3,378          2,175
                                                 -----------    -----------
      Total current assets                           297,401        285,522
                                                 -----------    -----------
Other Investments                                     36,272         35,594
                                                 -----------    -----------
Film Contract Rights, noncurrent                       7,192         12,013
                                                 -----------    -----------
Property and Equipment, net                           31,122         29,042
                                                 -----------    -----------
Intangible Assets, net                               140,996        142,020
                                                 -----------    -----------
Other Assets                                             490            490
                                                 -----------    -----------
                                                 $   513,473    $   504,681
                                                 ===========    ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                        $    35,019    $    38,240
   Accounts payable                                    3,170          2,890
   Dividend payable                                    4,751              -
   Accrued expenses                                   35,079         35,723
   Income taxes payable                               14,719          8,772
                                                 -----------    -----------
      Total current liabilities                       92,738         85,625
                                                 -----------    -----------
Film Contracts Payable after One Year                 31,437         36,117
                                                 -----------    -----------

Shareholders' Investment:
   Preferred stock $1.00 par value                         -              -
   Common stock $.10 par value                           951            949
   Additional paid-in capital                          9,326          7,594
   Retained earnings                                 374,813        370,430
   Accumulated other comprehensive income              4,208          3,966
                                                 -----------    -----------
                                                     389,298        382,939
                                                 -----------    -----------
                                                 $   513,473    $   504,681
                                                 ===========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)
                                                        For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          2000         1999
                                                        --------     --------
Net Revenues                                            $ 53,939     $ 44,961
                                                        --------     --------

Expenses:
   Operating                                              23,368       18,540
   Selling, general and administrative                    17,954       16,053
                                                        --------     --------
                                                          41,322       34,593
                                                        --------     --------
      Operating income                                    12,617       10,368

Interest and Other Income                                  2,617        2,975
                                                        --------     --------
      Income before income taxes                          15,234       13,343

Income Tax Provision                                      (6,100)      (5,275)
                                                        --------     --------
      Net income                                        $  9,134     $  8,068
                                                        ========     ========

Earnings per Share:
   Basic                                                $    .96     $    .86
   Diluted                                              $    .96     $    .86

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                                                   9,495        9,413
   Diluted                                                 9,536        9,434

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - in thousands)
                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $  9,134   $  8,068
   Adjustments to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                               (9,116)    (7,334)
      Film contract amortization                           11,007      8,101
      Depreciation and other amortization                   2,178      1,652
      Gain on dispositions of investments                       -       (465)
      Changes in assets and liabilities:
         Accounts receivable                                5,759      3,329
         Prepaid and other assets                             547      2,130
         Accounts payable and accrued expenses               (364)    (2,701)
         Income taxes payable                               5,947      2,271
                                                         --------   --------
         Net cash provided from
           operating activities                            25,092     15,051
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                               -        616
   Purchases of marketable securities                      (2,034)    (2,020)
   Purchases of other investments                            (678)         -
   Capital expenditures                                    (3,234)    (1,027)
                                                         --------   --------
         Net cash used in investing activities             (5,946)    (2,431)
                                                         --------   --------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options         1,734        395
                                                         --------   --------
         Net cash provided from
           financing activities                             1,734        395
                                                         --------   --------

Net Increase in Cash and Cash Equivalents                  20,880     13,015

Cash and Cash Equivalents at Beginning of Period           31,498     50,771
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 52,378   $ 63,786
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     UTV is a majority owned (57.9% at March 31, 2000) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

     The accompanying condensed consolidated financial statements include the accounts of UTV and its subsidiaries after elimination of all significant intercompany accounts and transactions. Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and assumptions. Actual results could differ from those estimates.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At March 31, 2000, of the investments in U.S. Government securities, 70% mature within one year and all within 17 months. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
March 31, 2000
  U.S. Government securities    $132,258  $    16   $  227   $132,047
  Equity securities               17,949    7,927      792     25,084
                                --------  -------   ------   --------
                                $150,207  $ 7,943   $1,019   $157,131
                                ========  =======   ======   ========

Page 7
                                         Gross Unrealized
                                         ----------------
                                 Cost     Gains    Losses  Fair Value
                               --------  -------   ------  ----------
December 31, 1999:
  U.S. Government securities   $130,484  $     -   $  238   $130,246
  Equity securities              17,689    7,739      975     24,453
                               --------  -------   ------   --------
                               $148,173  $ 7,739   $1,213   $154,699
                               ========  =======   ======   ========

     The difference between cost and fair value, net of taxes, is reflected as an increase to shareholders' investment in the accompanying balance sheets.

     For purposes of computing realized gains and losses, cost is determined using the specific identification method. There was no sale of marketable securities during the quarter ended March 31, 2000.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the first quarter of 2000 and 1999 totaled $153,000 and $3,005,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see
Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):


                                                    Three Months
                                                   Ended March 31,
                                                 -------------------
                                                   2000       1999
                                                 --------   --------

Net income                                       $  9,134   $  8,068
Other comprehensive income, net of taxes              242       (895)
                                                 --------   --------
Comprehensive income                             $  9,376   $  7,173
                                                 ========   ========

Page 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at March 31, 2000, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $79,045,000.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

Page 9
              UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $1,891,000 in the first quarter of 2000, and by $767,000 in the first quarter of 1999) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first quarter of 2000, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 2000 totaled $25,092,000, and cash and marketable securities increased $23,312,000 to $209,509,000 at March 31, 2000. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

     Working capital increased $4,766,000 during the first quarter of 2000 to $204,663,000 at March 31, 2000. Working capital at March 31, 2000 remains substantially in excess of UTV's normal operating requirements.

     UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $79,045,000 at March 31, 2000. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At March 31, 2000, purchase of an additional 721,249 shares was so authorized. From January 1, 1998, through March 31, 2000, 76,900 shares were purchased for an aggregate cost of $7,838,000. No shares were purchased during the first quarter of 2000.

     UTV's commitments for capital expenditures at March 31, 2000 were not material in relation to UTV's financial position. UTV's stations are continuing the process of converting to digital television (DTV). This conversion requires the purchase of digital transmitting equipment to telecast over a newly assigned frequency. KBHK-TV in San Francisco and KTVX in Salt Lake City have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the remaining DTV conversion cost, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risk related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 2000 about the U.S. Government securities, which are subject to interest rate sensitivity, and the equity securities, which are subject to equity market sensitivity (in thousands):

                                             Cost         Fair Value
                                           --------       ----------
U.S. Government securities                 $132,258        $132,047
Equity securities                            17,949          25,084

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, 70% of which mature within one year and all within 17 months. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its seven television stations. First quarter 2000 net income increased 13% to $9,134,000, or $.96 per basic and diluted share, from $8,068,000, or $.86 per basic and diluted share, in last year's first quarter. Strong revenue growth more than offset an increase in station operating expenses.

     Consolidated net revenues rose 20% for the quarter to $53,939,000, from $44,961,000 last year. The increase reflected a 14% increase in same station local and national advertising revenues and revenue at WRBW, which was acquired in July, 1999. Same station sales increases primarily resulted from an increase in demand at certain UTV stations as a consequence of general market advertising rate increases and improved ratings related to successful syndicated series.

     The revenue increase was partially offset by a 19% increase in consolidated operating expenses, reflecting a 12% increase in same station operating expenses, including a 20% increase in same station programming costs, and operating expenses at WRBW. Operating income increased 22% to $12,617,000, from last year's $10,368,000.

     Interest and other income for the quarter was $2,617,000, compared to $2,975,000 in 1999.


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




                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  May 11, 2000                By:  /s/  Garth S. Lindsey
       ------------                     -----------------------------
                                        Garth S. Lindsey
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)