Form 10-Q
period 2000-06-30
UNITED TELEVISION INC
filed 2000-08-09
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                        -------------

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

As of August 7, 2000, there were 9,514,223 shares of the registrant's common stock outstanding.

PAGE 2

                    PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           June 30,       December 31,
                                             2000             1999
                                         -----------      -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents             $    70,585      $    31,498
   Marketable securities                     135,102          154,699
   Accrued interest receivable                 1,740              829
   Accounts receivable, net                   49,517           47,687
   Film contract rights                       25,650           44,474
   Deferred tax asset                          4,949            4,160
   Prepaid expenses and other
      current assets                           3,584            2,175
                                         -----------      -----------
      Total current assets                   291,127          285,522
                                         -----------      -----------
Other Investments                             38,347           35,594
                                         -----------      -----------
Film Contract Rights, noncurrent               8,773           12,013
                                         -----------      -----------
Property and Equipment, net                   33,482           29,042
                                         -----------      -----------
Intangible Assets, net                       139,999          142,020
                                         -----------      -----------
Other Assets                                     637              490
                                         -----------      -----------
                                         $   512,365      $   504,681
                                         ===========      ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                $    32,964      $    38,240
   Accounts payable                            2,840            2,890
   Accrued expenses                           33,476           35,723
   Income taxes payable                       12,470            8,772
                                         -----------      -----------
      Total current liabilities               81,750           85,625
                                         -----------      -----------
Film Contracts Payable after One Year         27,243           36,117
                                         -----------      -----------

Shareholders' Investment:
   Preferred stock $1.00 par value                -                -
   Common stock $.10 par value                   952              949
   Additional paid-in capital                  9,614            7,594
   Retained earnings                         390,063          370,430
   Accumulated other comprehensive income      2,743            3,966
                                         -----------      -----------
                                             403,372          382,939
                                         -----------      -----------
                                         $   512,365      $   504,681
                                         ===========      ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

PAGE 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Six Months
                                      Ended June 30,        Ended June 30,
                                   ------------------    ------------------
                                     2000      1999        2000      1999
                                   --------  --------    --------  --------
Net Revenues                       $ 60,011  $ 53,427    $113,950  $ 98,388
                                   --------  --------    --------  --------

Expenses:
   Operating                         21,359    18,267      44,727    36,807
   Selling, general and
     administrative                  18,165    16,176      36,119    32,229
                                   --------  --------    --------  --------
                                     39,524    34,443      80,846    69,036
                                   --------  --------    --------  --------
     Operating income                20,487    18,984      33,104    29,352

Interest and Other Income             4,913     2,903       7,530     5,878
                                   --------  --------    --------  --------
     Income before income taxes      25,400    21,887      40,634    35,230

Income Tax Provision                (10,150)   (8,650)    (16,250)  (13,925)
                                   --------  --------    --------  --------
     Net income                    $ 15,250  $ 13,237    $ 24,384  $ 21,305
                                   ========  ========    ========  ========

Earnings per Share:
   Basic                           $   1.60  $   1.41    $   2.57  $   2.26
   Diluted                         $   1.60  $   1.40    $   2.56  $   2.26

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                              9,502     9,417       9,498     9,415
   Diluted                            9,536     9,437       9,536     9,436

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 5

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                              Six Months
                                                            Ended June 30,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 24,384   $ 21,305
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (18,132)   (14,831)
      Film contract amortization                           21,327     16,766
      Depreciation and other amortization                   4,612      3,362
      Gain on dispositions of investments                  (l,825)      (759)
      Changes in assets and liabilities:
         Accounts receivable                               (1,830)    (4,269)
         Prepaid and other assets                           2,252      5,028
         Accounts payable and accrued expenses             (2,297)    (4,030)
         Income taxes payable                               3,698     (3,135)
                                                         --------   --------
         Net cash provided from
           operating activities                            32,189     19,437
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          24,657     32,798
   Purchases of marketable securities                      (5,247)   (35,796)
   Purchases of other investments                          (2,753)         -
   Station acquisition:
      Intangible assets                                        (9)         -
   Capital expenditures                                    (7,022)    (3,948)
                                                         --------   --------
         Net cash provided from (used in)
           investing activities                             9,626     (6,946)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,751)    (4,708)
   Proceeds from exercise of employee stock options         2,023      1,400
   Purchases of treasury stock                                  -       (828)
                                                         --------   --------
         Net cash used in financing activities             (2,728)    (4,136)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                  39,087      8,355

Cash and Cash Equivalents at Beginning of Period           31,498     50,771
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 70,585   $ 59,126
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     UTV is a majority owned (57.9% at June 30, 2000) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc.

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At June 30, 2000, of the investments in U.S. Government securities, 83% mature within one year and all within 14 months. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
June 30, 2000
   U.S. Government securities   $114,415  $    62   $  138   $114,339
   Equity securities              16,173    5,671    1,081     20,763
                                --------  -------   ------   --------
                                $130,588  $ 5,733   $1,219   $135,102
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

     For purposes of computing realized gains and losses, cost was determined using the specific identification method. For the six months ended June 30, 2000, UTV realized marketable securities gains of $1,825,000.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the six months ended June 30, 2000 and 1999 totaled $12,552,000 and $17,060,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see
Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):

                                   Three Months           Six Months
                                   Ended June 30,        Ended June 30,
                                ------------------    ------------------
                                  2000      1999        2000      1999
                                --------  --------    --------  --------
Net income                      $ 15,250  $ 13,237    $ 24,384  $ 21,305
Other comprehensive income
    (loss), net of taxes          (1,465)      809      (1,223)      (86)
                                --------  --------    --------  --------
Comprehensive income            $ 13,785  $ 14,046    $ 23,161  $ 21,219
                                ========  ========    ========  ========

5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at June 30, 2000, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $119,966,000. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $3,195,000 and $1,935,000 in the first six months of 2000 and 1999, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first six months of 2000, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities and deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first six months of 2000 totaled $32,189,000, and cash and marketable securities increased $19,490,000 to $205,687,000 at June 30, 2000. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

     Working capital increased $9,480,000 during the first six months of 2000 to $209,377,000 at June 30, 2000. Working capital at June 30, 2000 remains substantially in excess of UTV's normal operating requirements.

     UTV continues to be engaged in an ongoing review of business opportunities in media, entertainment, communications and other industries. UTV currently has no outstanding debt and believes it is capable of raising significant additional capital to augment its already substantial liquid assets, if desired, to fund any resulting expansion.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $119,966,000 at June 30, 2000. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At June 30, 2000, 721,249 shares were authorized for purchase. From January 1, 1998, through December 31, 1999, 76,900 shares were purchased for an aggregate cost of $7,838,000. No shares were purchased during the first six months of 2000.

PAGE 9
     UTV's commitments for capital expenditures at June 30, 2000 were not material in relation to UTV's financial position. UTV's stations are continuing the process of converting to digital television (DTV). This conversion requires the purchase of digital transmitting equipment to telecast over a newly assigned frequency. KBHK-TV in San Francisco, KMSP-TV in Minneapolis/St. Paul and KTVX-TV in Salt Lake City have completed initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including remaining DTV conversion cost, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risks related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of June 30, 2000 about the U.S. Government securities, which are subject to interest rate sensitivity, and the equity securities, which are subject to equity market sensitivity (in thousands):

                                             Cost         Fair Value
                                           --------       ----------
U.S. Government securities                 $114,415        $114,339
Equity securities                            16,173          20,763

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, 83% of which mature within one year and all within 14 months. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its seven television stations. Second quarter 2000 net income increased 15% to $15,250,000, or $1.60 per basic and diluted share, from $13,237,000, or $1.41 per basic share ($1.40 per diluted share) last year.

     Consolidated net revenue rose 12% for the quarter to a second quarter record $60,011,000, from $53,427,000 last year. The increase reflected an 8% increase in same station local and national advertising revenue and revenue at WRBW, which was acquired in July 1999. Same station sales gains primarily resulted from increased demand in certain markets in which UTV stations are located and strong ratings related to successful syndicated series.

PAGE 10
     Operating income rose 8% to a second quarter record $20,487,000, from $18,984,000 last year. Consolidated operating expenses increased 15%, reflecting a 9% increase in same station operating expenses, including an 11% increase in same station programming costs, and operating expenses at WRBW. Interest and other income for the quarter increased 69% to $4,913,000, from $2,903,000 in 1999.

     Net income for the first six months of 2000 increased 14% to $24,384,000, or $2.57 per basic share ($2.56 per diluted share), from last year's net income of $21,305,000, or $2.26 per basic and diluted share.

     Year to date consolidated net revenues rose 16% to $113,950,000, from $98,388,000 in 1999. The increase reflected an 11% increase in same station local and national advertising revenues and revenue at WRBW. The revenue increase more than offset a 17% increase in consolidated operating expenses. The expense increase reflected a 10% increase in same station operating expenses, primarily resulting from a 15% increase in same station programming costs, and expenses at WRBW. Interest and other income for the period increased 28% to $7,530,000, from $5,878,000 in 1999.

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


               UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     UTV held its annual meeting of stockholders on May 15, 2000.

     At the meeting, the following were elected directors, by the number of votes set forth opposite their respective names:

                                                           Broker
                               For         Withheld      Non-votes
                            ---------      --------      ---------
     Norman Perlmutter      9,178,229        21,536          - 0 -
     Howard F. Roycroft     9,177,955        21,810          - 0 -

     At the meeting, the selection of PricewaterhouseCoopers LLP as UTV's auditors for the current year was ratified by the following vote:

                                                           Broker
             For             Against        Abstain      Non-votes
          ---------          -------        -------      ---------
          9,193,065            2,133          4,567          - 0 -


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

Date:  August 9, 2000               By:  /s/  Garth S. Lindsey
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