Form 10-Q
period 2000-09-30
UNITED TELEVISION INC
filed 2000-11-14
CIK 352942

                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000
                                        -------------

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

As of November 10, 2000, there were 9,520,753 shares of the registrant's common stock outstanding.

PAGE 2

                    PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                           September 30,    December 31,
                                               2000             1999
                                           ------------     -----------
ASSETS
------
Current Assets:
   Cash and cash equivalents               $     90,609     $    31,498
   Marketable securities                        131,855         154,699
   Accrued interest receivable                    1,756             829
   Accounts receivable, net                      42,320          47,687
   Film contract rights                          42,197          44,474
   Deferred tax asset                             5,029           4,160
   Prepaid expenses and other
      current assets                              2,990           2,175
                                            -----------     -----------
      Total current assets                      316,756         285,522
                                            -----------     -----------
Other Investments                                38,733          35,594
                                            -----------     -----------
Film Contract Rights, noncurrent                 12,244          12,013
                                           ------------     -----------
Property and Equipment, net                      33,428          29,042
                                           ------------     -----------
Intangible Assets, net                          139,016         142,020
                                           ------------     -----------
Other Assets                                        635             490
                                           ------------     -----------
                                           $    540,812     $   504,681
                                           ============     ===========


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                  $     40,354     $    38,240
   Accounts payable                               1,862           2,890
   Accrued expenses                              37,670          35,723
   Income taxes payable                           9,542           8,772
                                            -----------     -----------
      Total current liabilities                  89,428          85,625
                                            -----------     -----------
Film Contracts Payable after One Year            36,957          36,117
                                            -----------     -----------

Shareholders' Investment:
   Preferred stock $1.00 par value                    -               -
   Common stock $.10 par value                      952             949
   Additional paid-in capital                    10,568           7,594
   Retained earnings                            400,288         370,430
   Accumulated other comprehensive income         2,619           3,966
                                           ------------     -----------
                                                414,427         382,939
                                           ------------     -----------
                                           $    540,812     $   504,681
                                           ============     ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

PAGE 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)
                                      Three Months           Nine Months
                                   Ended September 30,   Ended September 30,
                                   ------------------    ------------------
                                     2000      1999        2000      1999
                                   --------  --------    --------  --------
Net Revenues                       $ 54,230  $ 51,390    $168,180  $149,778
                                   --------  --------    --------  --------

Expenses:
   Operating                         22,271    20,241      66,998    57,048
   Selling, general and
     administrative                  18,233    16,809      54,352    49,038
                                   --------  --------    --------  --------
                                     40,504    37,050     121,350   106,086
                                   --------  --------    --------  --------
     Operating income                13,726    14,340      46,830    43,692

Interest and Other Income             3,324     3,642      10,854     9,520
                                   --------  --------    --------  --------
     Income before income taxes      17,050    17,982      57,684    53,212

Income Tax Provision                 (6,825)   (7,100)    (23,075)  (21,025)
                                   --------  --------    --------  --------
     Net income                    $ 10,225  $ 10,882    $ 34,609  $ 32,187
                                   ========  ========    ========  ========

Earnings per Share:
   Basic                           $   1.07  $   1.16    $   3.64  $   3.42
   Diluted                         $   1.07  $   1.15    $   3.63  $   3.41

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                              9,515     9,417       9,507     9,416
   Diluted                            9,559     9,450       9,546     9,441

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 5

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited - in thousands)
                                                             Nine Months
                                                         Ended September 30,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $ 34,609   $ 32,187
   Adjustment to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                              (27,291)   (22,383)
      Film contract amortization                           31,729     25,877
      Depreciation and other amortization                   7,056      5,385
      Gain on dispositions of investments                  (2,127)    (2,193)
      Changes in assets and liabilities:
         Accounts receivable                                5,367     (2,502)
         Prepaid and other assets                          (1,326)    (1,075)
         Accounts payable and accrued expenses                919      5,621
         Income taxes payable                                 770     (6,131)
                                                         --------   --------
         Net cash provided from
           operating activities                            49,706     34,786
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          77,640     68,262
   Sales of other investments                                   -      7,644
   Purchases of marketable securities                     (54,885)   (54,857)
   Purchases of other investments                          (3,139)   (13,433)
   Station acquisition:
      Fixed assets                                              -     (3,914)
      Intangible assets                                        (9)   (57,521)
      Accounts receivable                                       -     (1,297)
      Film contracts, net                                       -      1,222
      Other, net                                                -        152
   Capital expenditures                                    (8,428)    (8,360)
                                                         --------   --------
         Net cash provided from (used in)
           investing activities                            11,179    (62,102)
                                                         --------   --------
Cash Flows from Financing Activities:
   Dividends paid                                          (4,751)    (4,708)
   Proceeds from exercise of employee stock options         2,977      2,297
   Purchases of treasury stock                                  -       (828)
                                                         --------   --------
         Net cash used in financing activities             (1,774)    (3,239)
                                                         --------   --------
Net Increase in Cash and Cash Equivalents                  59,111    (30,555)
Cash and Cash Equivalents at Beginning of Period           31,498     50,771
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $ 90,609   $ 20,216
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

PAGE 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     UTV is a majority owned (57.9% at September 30, 2000) subsidiary of BHC Communications, Inc. ("BHC"), a majority owned subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft").

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value.
At September 30, 2000, of the investments in U.S. Government securities, all mature within one year. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
September 30, 2000
   U.S. Government securities   $111,330  $    97   $   76   $111,351
   Equity securities              16,215    5,398    1,109     20,504
                                --------  -------   ------   --------
                                $127,545  $ 5,495   $1,185   $131,855
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

     For purposes of computing realized gains and losses, cost was determined using the specific identification method. For the nine months ended September 30, 2000, UTV realized marketable securities gains of $2,127,000.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the nine months ended September 30, 2000 and 1999 totaled $22,305,000 and $27,156,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see
Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):

                                 Three Months           Nine Months
                              Ended September 30,   Ended September 30,
                              ------------------    ------------------
                                2000      1999        2000      1999
                              --------  --------    --------  --------
Net income                    $ 10,225  $ 10,882    $ 34,609  $ 32,187
Other comprehensive loss,
    net of taxes                  (124)     (189)     (1,347)     (275)
                              --------  --------    --------  --------
Comprehensive income          $ 10,101  $ 10,693    $ 33,262  $ 31,912
                              ========  ========    ========  ========

5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at September 30, 2000, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $113,784,000. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

PAGE 8
6.   PENDING MERGER:

     As reported in UTV's Current Report on Form 8-K, dated August 23, 2000, UTV, BHC and Chris-Craft have each agreed to be acquired by The
News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. American depositary preferred shares. Subject to limitations set forth in the respective merger agreements, UTV, BHC and Chris-Craft stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp.
The parties anticipate that the transactions will be completed in the first half of 2001.

               UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV's television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $4,438,000 and $3,494,000 in the first nine months of 2000 and 1999, respectively) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first nine months of 2000, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first nine months of 2000 totaled $49,706,000, and cash and marketable securities increased $36,267,000 to $222,464,000 at September 30, 2000. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

     Working capital increased $27,431,000 during the first nine months of 2000 to $227,328,000 at September 30, 2000. Working capital at September 30, 2000 remains substantially in excess of UTV's normal operating requirements.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $113,784,000 at September 30, 2000. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At September 30, 2000, 721,249 shares were authorized for purchase. From January 1, 1998, through December 31, 1999, 76,900 shares were purchased for an aggregate cost of $7,838,000. No shares were purchased during the first nine months of 2000.

PAGE 10
     UTV's commitments for capital expenditures at September 30, 2000 were not material in relation to UTV's financial position. UTV's stations are continuing the process of converting to digital television (DTV).
This conversion requires the purchase of digital transmitting equipment to telecast over a newly assigned frequency. KBHK-TV in San Francisco, KMSP-TV in Minneapolis/St. Paul, KTVX-TV in Salt Lake City and KUTP-TV in Phoenix have completed initial conversion to DTV signal transmission.
This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including remaining DTV conversion cost, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

     As reported in UTV's Current Report on Form 8-K, dated August 23, 2000, UTV, BHC and Chris-Craft have each agreed to be acquired by The
News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. American depositary preferred shares. Subject to limitations set forth in the respective merger agreements, UTV, BHC and Chris-Craft stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp.
The parties anticipate that the transactions will be completed in the first half of 2001.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risks related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of September 30, 2000 about the U.S. Government securities, which are subject to interest rate sensitivity, and the equity securities, which are subject to equity market sensitivity (in thousands):

                                             Cost         Fair Value
                                           --------       ----------
U.S. Government securities                 $111,330        $111,351
Equity securities                            16,215          20,504

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, all of which mature within one year. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its seven television stations. Third quarter 2000 net income decreased 6% to $10,225,000, or $1.07 per basic and diluted share, from $10,882,000, or $1.16 per basic share ($1.15 per diluted share) last year.

PAGE 11
     Consolidated net revenue rose 6% for the quarter to a third quarter record $54,230,000, from $51,390,000 last year. The increase reflected strong national advertising sales gains at UTV's stations, partially offset by a slight decline in local advertising sales. Combined local and national time sales revenue rose 4% for the quarter. Revenue for September was negatively impacted at most of the UTV stations by the Olympics, as some advertisers shifted spending from non-Olympic stations to the Olympics programming, while others reduced television advertising while the Olympics were airing.

     Operating income fell 4% to $13,726,000, from $14,340,000 last year. Consolidated operating expenses increased 9%, including a 12% increase in programming costs. Interest and other income for the quarter decreased 9% to $3,324,000, from $3,642,000 in 1999.

     Net income for the first nine months of 2000 increased 8% to $34,609,000, or $3.64 per basic share ($3.63 per diluted share), from last year's net income of $32,187,000, or $3.42 per basic share ($3.41 per diluted share).

     Year to date consolidated net revenues rose 12% to $168,180,000, from $149,778,000 in 1999. The increase reflected an 8% increase in same station local and national advertising revenues as well as revenue at WRBW, UTV's Orlando station, which was acquired in July 1999. The revenue increase more than offset a 14% increase in consolidated operating expenses. The expense increase reflected a 9% increase in same station operating expenses, primarily resulting from a 13% increase in same station programming costs, and expenses at WRBW. Operating income for the nine-month period increased 7% to $46,830,000, from last year's $43,692,000. Interest and other income for the period increased 14% to $10,854,000, from $9,520,000 in 1999.

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


               UNITED TELEVISION, INC. AND SUBSIDIARIES
                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          ------------------

     Between August 14 and 21, 2000, various purported stockholders of UTV filed complaints in the Delaware Court of Chancery entitled Pyenson
v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235
(which we collectively refer to as the "UTV lawsuits"). During the same period, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven V. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which we collectively refer to as the "BHC lawsuits" and, together with

PAGE 12
the UTV actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, UTV, BHC, and various of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and the individual defendants engaged in self-dealing with respect to the BHC and/or UTV mergers. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and UTV mergers, or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the court entered an order of consolidation, consolidating the BHC lawsuits as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209 and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the court entered an order of consolidation, consolidating the UTV lawsuits as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218 and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action.

     Chris-Craft, BHC and UTV believe that the Delaware actions are without merit and intend to defend them vigorously.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a)   Exhibit 27 - Financial Data Schedule

    (b) A Form 8-K was filed August 23, 2000. The item numbers reported were 5 and 7.


                               SIGNATURE
                               ---------


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UNITED TELEVISION, INC.
                                         (Registrant)


Date:  November 14, 2000            By:  /s/  Garth S. Lindsey
       -----------------                 ----------------------------
                                         Garth S. Lindsey
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)