Form 10-K405
period 2000-12-31
UNITED TELEVISION INC
filed 2001-03-21
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
      [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2001, was approximately $468,480,000 As of February 28, 2001, there were 9,522,453 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the Parts hereof into which such documents are incorporated are listed below:

               Document                  Part
                None.


                                     PART I
ITEM 1.  BUSINESS.
                                    General

     United Television, Inc. ("UTV"), the registrant, was organized in 1956 under the laws of the State of Delaware. UTV is the majority owned (58% at February 28, 2001) subsidiary of BHC Communications, Inc. ("BHC"), which is a majority owned (80% at February 28, 2001) subsidiary of Chris-Craft Industries, Inc. ("Chris-Craft"). UTV owns and operates seven of BHC's ten television stations that comprise Chris-Craft's Television Division. At February 28, 2001, UTV had 646 full-time employees and 94 part-time employees.

                   Acquisition by The News Corporation Limited

     Chris-Craft, BHC and UTV have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. preferred American depositary shares ("ADSs"). The mergers are structured initially as "forward mergers" as described below. For each merger to be effected as a forward merger, the parties to that merger must obtain a favorable tax ruling from the Internal Revenue Service regarding the merger and a related tax opinion from their respective legal counsel. In addition, the Federal Communications Commission ("FCC") must consent to the mergers and related reorganization transactions and the structure proposed by the parties for the ownership and operation of Chris-Craft's, BHC's and UTV's television stations following the mergers. If those tax and regulatory conditions are not met with respect to a particular merger, that merger will be restructured as a "reverse merger" as described below.

     If a merger is effected as a forward merger, Chris-Craft, BHC and UTV, as applicable, simultaneously with the closing of the merger, will merge into News Publishing Australia Limited, a subsidiary of News Corp. News Publishing will survive each of the forward mergers and transfer the television assets formerly held by Chris-Craft, BHC and UTV, as applicable, to a subsidiary of Fox Entertainment Group. The Fox Entertainment Group subsidiary will simultaneously transfer the title to all of the FCC licenses to Fox Television Stations, Inc.

     If a merger is restructured as a reverse merger, a subsidiary of Fox Entertainment Group will merge into Chris-Craft, BHC or UTV, as applicable, and Chris-Craft, BHC or UTV, as applicable, will be the surviving corporation. The Chris-Craft merger will occur first, followed by the BHC merger and then the UTV merger. Because each merger is a separate transaction, it is possible that one or more of the mergers may be effected as a forward merger, with the other mergers being effected as reverse mergers.

     The principal difference to stockholders between the forward mergers and the reverse mergers is that, in the forward mergers, the receipt of preferred ADSs, but not cash, by Chris-Craft, BHC or UTV stockholders will generally be tax-free for U.S. federal income tax purposes. In the reverse mergers, such receipt will be taxable. In addition, under a forward merger, the respective stockholders will have the ability to elect to receive the consideration as all cash, all stock or a combination thereof, subject to pro-ration and adjustment as described in the merger agreement related thereto. In the reverse mergers, Chris-Craft, BHC and UTV stockholders will receive more consideration than they would otherwise receive in the forward mergers; however, they will not be able to make any election as to the type of merger consideration they will receive.

     Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001. Closing of the transactions will be conditioned on stockholder approvals and other regulatory and contractual conditions.

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


                                                      Total
                                                   Commercial
              Network Af-    DMA TV                 Stations          DMA
Station and   filiation/     House-       DMA     Operating in     Cable TV
Location      Channel        holds(1)    Rank(1)    Market(2)    Penetration(3)
-----------   -----------  ----------   --------  ------------   --------------
KMSP           UPN 9        1,510,130     14th       4 VHF            55%
  Minne-                                             3 UHF
  apolis/
  St. Paul

KTVX           ABC 4          732,380     36th       4 VHF            53%
  Salt                                               2 UHF
  Lake City

KMOL           NBC 4          693,810     37th       3 VHF            65%
  San                                                3 UHF
  Antonio

KBHK           UPN 44       2,431,720      5th       4 VHF            72%
  San                                               10 UHF
  Francisco

KUTP           UPN 45       1,441,660     17th       4 VHF            59%
  Phoenix                                            4 UHF

WRBW           UPN 65       1,126,000     21st       3 VHF            76%
  Orlando                                            9 UHF

WUTB           UPN 24       1,010,160     24th       3 VHF            68%
  Baltimore                                          3 UHF


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

Programming

     UTV's UPN stations depend heavily on independent third parties for programming, as do KTVX and KMOL for their non-network broadcasts. Recognizing the need to have a more direct influence on the quality of programming available to its stations, and desiring to participate in potential profits through national syndication of programming, UTV invests directly in the development of original programming. The aggregate amount invested in original programming through December 31, 2000 was not significant to UTV's financial position. UTV television stations also produce programming directed to meet the needs and interests of the area served, such as local news and events, public affairs programming, children's programming and sports.

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

     Pursuant to generally accepted accounting principles, commitments for programming not available for broadcast are not recorded as liabilities until the programming becomes available for broadcast, at which time the related contract right is also recorded as an asset. UTV television stations had unamortized film contract rights for programming available for telecasting and deposits on film contracts for programming not available for telecasting aggregating $49,394,000 as of December 31, 2000. The stations were committed for film and sports rights contracts aggregating $104,024,000 for programming not available for broadcasting as of that date. License periods for particular programs or films generally run from one to five years. Long-term contracts for the broadcast of syndicated television series generally provide for an initial telecast and subsequent reruns for a period of years, with full payment to be made by the station over a period of time shorter than the rerun period. See Notes 1(E) and 9 of Notes to Consolidated Financial Statements.

     KTVX and KMOL are primary affiliates of their respective networks. UTV has 10-year affiliation agreements for KTVX and KMOL, which expire in 2005. Current FCC rules do not limit the duration of affiliation agreements. The licensee subsidiaries for UTV's five UPN-affiliated stations have agreed to modify and extend the terms of their UPN affiliations to the end of the 2001-2002 season (approximately August 31, 2002). The subsidiaries have options, exercisable by December 17, 2001, to extend the affiliation term for each of their stations through the end of the 2004-2005 season (approximately August 31, 2005).

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

     KMSP UPN 9's license renewal was granted on February 11, 2000 and is due to expire on April 1, 2006. KTVX's license renewal was granted on October 9, 1998 and is due to expire on October 1, 2006. KUTP UPN 45's license renewal was granted on April 20, 1999 and is due to expire on October 1, 2006. KBHK UPN 44's license renewal was granted on January 8, 1999 and is due to expire on December 1, 2006. KMOL's license renewal was granted on November 12, 1998 and is due to expire on August 1, 2006. WUTB UPN 24's license was assigned to UTV of Baltimore, Inc., a subsidiary of UTV, on January 20, 1998 and is due to expire on October 1, 2004. WRBW UPN 65's license was assigned to UTV of Orlando, Inc., a subsidiary of UTV, on July 7, 1999 and is due to expire on February 1, 2005.

     On August 5, 1999, the FCC adopted changes in several of its broadcast ownership rules (collectively, the "FCC Ownership Rules"). These rule changes became effective on November 16, 1999. Further changes were made in a series of orders released on January 19, 2001.

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

     Similarly, the FCC relaxed its "one-to-a-market" rule, which restricts the common ownership of television and radio stations in the same market. One entity now may own up to two television stations and six radio stations or one television station and seven radio stations in the same market, provided that
(1) 20 independent media voices (including certain newspapers and a single cable system) will remain in the relevant market following consummation of the proposed transaction, and (2) the proposed combination is consistent with the television duopoly and local radio ownership rules. If fewer than 20 but more than 9 independent voices will remain in a market following a proposed transaction, and the proposed combination is otherwise consistent with the FCC's rules, a single entity may have attributable interests in up to two television stations and four radio stations. If these various "independent voices" tests are not met, a party generally may have an attributable interest in no more than one television station and one radio station in a market.

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

     Finally, the FCC eliminated (i) its "cross interest" policy, which had prohibited common ownership of a cognizable interest in one media outlet and a "meaningful" non-cognizable interest in another media outlet serving essentially the same market; and (ii) effective 60 days from publication in the Federal Register of the January 2001 orders, the "single majority shareholder" exception to the attribution rules. The single majority shareholder exception provided that if a single shareholder owned more than 50% of a media outlet's voting stock, other shareholders in that media outlet whose voting interests would otherwise have been attributable (such as 5% or more of the voting stock) would be deemed non-attributable. All interests that were deemed to be non-attributable based on the single majority shareholder exception as of the adoption date of the FCC's 2001 orders will continue to be treated as non-attributable interests.

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

     FCC regulations also prohibit common ownership or control between any two of ABC, NBC, CBS, and Fox, or any one of those four networks and, under current interpretation, either UPN or WB. The FCC is considering whether to modify or eliminate this rule.

     The Telecom Act directed the FCC to conduct a rule-making proceeding to require the inclusion, in all television sets 13 inches or larger, of a feature (commonly referred to as the V-Chip) designed to enable viewers to block display of programs carrying a common rating and authorized the FCC to establish an advisory committee to recommend a system for rating video programming that contains sexual, violent or other indecent material about which parents should be informed, before it is displayed to children, if the television industry does not establish a satisfactory voluntary rating system of its own. On March 12, 1998, the FCC voted to accept an industry proposal providing for a voluntary ratings system of "TV Parental Guidelines" under which all video programming will be designated in one of six categories to permit the electronic blocking of selected video programming. The FCC has begun a separate proceeding to address technical issues related to the "V-Chip." The FCC has directed that all television receiver models with picture screens 13 inches or greater be equipped with "V-Chip" technology under a phased implementation beginning on July 1, 1999. UTV cannot predict how changes in the implementation of the ratings system and "V-Chip" technology will affect UTV's business.

     The FCC recently adopted regulations requiring increased closed-captioning of video programming. Subject to various exemptions, television stations will be required to begin broadcasting specified amounts or a specified percentage of new programs with closed captioning in the year 2000 and specified percentages of pre-rule programming commencing in 2008.

     New FCC video description requirements for television broadcast stations, which will take effect on April 1, 2002, require television broadcast stations in the top 25 DMAs that are affiliated with the top four networks (ABC, NBC, CBS and Fox) to provide video described programming. Mandatory video description of emergency information, which applies to all television stations and cable operators, will become effective once the Office of Management and Budget completes a separate review of this provision.

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

     The FCC has taken a number of steps to implement digital television service ("DTV") (including high definition) in the United States. In December 1996, the FCC adopted a DTV broadcast standard. On February 17, 1998, the FCC affirmed an amended table of digital channel allotments and rules for the implementation of DTV, initially adopted in 1997. The digital table of allotments provides each existing television station licensee or permittee with a second broadcast channel to be used during the transition to DTV, conditioned upon the surrender of one of the channels at the end of the DTV transition period. The DTV channels assigned to UTV television stations are as follows: KBHK, channel 45; KMSP, channel 26; KMOL, channel 58; KTVX, channel 40; KUTP, channel 26; WUTB, channel 41; and WRBW, channel 41. Implementation of DTV is expected to improve the technical quality of television. Furthermore, the implementing rules permit broadcasters to use their assigned digital spectrum flexibly to provide either standard or high-definition video signals and additional services, including, for example, data transfer, subscription video, interactive materials, and audio signals, as long as they continue to provide at least one free, over-the-air television service. However, the digital table of allotments was devised on the basis of certain technical assumptions that have not been subjected to extensive field testing and that, along with specific digital channel assignments, may be subjected to further administrative and judicial review. Conversion to DTV may reduce the geographic reach of the UTV television stations or result in increased interference, with, in either case, a corresponding loss of population coverage. DTV implementation will impose additional costs on UTV, primarily due to the capital costs associated with construction of DTV facilities, and increased operating costs, both during and after the transition period. In addition, the Telecommunications Act requires the FCC to assess and collect a fee for any use of a broadcaster's DTV channel for which it receives subscription fees or other compensation other than advertising revenue. The FCC has set a target date of 2006 for expiration of the transition period, subject to biennial reviews to evaluate the progress of DTV, including the rate of consumer acceptance. The FCC has recently ruled that a television broadcaster may demand must-carry of its digital signal on cable systems if its analog station is not being carried on the cable system. This digital must-carry rule applies only to a single stream of programming that is provided free over the air and specifically does not apply to ancillary and supplementary services.

     On January 18, 2001, the FCC adopted rules resolving a number of technical and legal matters related to whether cable television operators should be required to carry digital television signals, in addition to the currently required carriage of stations' analog signals. The FCC tentatively concluded that a dual channel carriage requirement may impermissibly burden a cable operator's First Amendment rights. The FCC therefore issued a further notice of proposed rulemaking to determine the need for dual carriage for a successful transition to digital television and the extent of harm to cable operators. The FCC also concluded that a digital-only television station can immediately assert its rights to carriage on a cable system and that a television station that returns its analog spectrum and converts to digital has must-carry rights on cable systems. Based on the current record, the FCC concluded that, for a digital television station, the primary video that is entitled to mandatory carriage includes a single programming stream and other program-related content. The FCC seeks comment in the further notice on the scope of "program-related" content.

     Some of UTV's television stations have begun broadcasting on their DTV channels, in addition to their analog broadcasts. UTV has filed applications with the FCC for permits to construct DTV facilities for each of its other stations. Future capital expenditures by UTV will be compatible with the new technology whenever possible.

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

     The Communications Act limits the amount of capital stock that aliens (including their representatives, foreign governments, their representatives and entities organized under the laws of a foreign country) may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned, directly or indirectly, or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license. UTV believes the ownership by aliens of its stock to be below the applicable limit.

     On January 20, 2000, the FCC approved new equal employment opportunity and outreach requirements for all broadcast licensees (and cable operators). The key elements were: (1) licensees must implement a minority outreach program; (2) licensees with five or more full-time employees must place a report regarding their outreach efforts in their public inspection file annually, and, if they have more than 10 full-time employees, they must submit the last four years of these reports to the FCC at the halfway point and endpoint of their license terms which will be subject to FCC review; (3) licensees with five or more full-time employees also must file with the FCC a "Statement of Compliance" with regard to their outreach efforts every two years; and (4) licensees with five or more full-time employees also must file annual employment reports, of the sort filed prior to 1998, which the FCC will use only to monitor minority employment. In a decision released January 16, 2001, the United States Court of Appeals for the District of Columbia Circuit struck down the outreach provisions of the new rule as unconstitutional. On January 31, the FCC suspended enforcement of the rule. The FCC has petitioned for a partial rehearing of the decision.

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

     Alternative technologies could increase competition in the areas served by UTV stations and, consequently, could adversely affect their profitability. The emergence of home satellite dish antennas has made it possible for individuals to receive a host of video programming options via satellite transmission. Four direct-to-home satellite systems ("DTH") currently provide service. The number of subscribers to DTH services increased substantially during the past five years, to approximately 13.1 million as of December 1999.

     On November 29, 1999, the President signed the Satellite Home Viewer Improvement Act ("SHVIA"). Among other things, SHVIA provides for a statutory copyright license to enable satellite carriers to retransmit local television broadcast stations' programming into the stations' respective local markets. After May 27, 2000, satellite carriers were prohibited from delivering a local signal into their local markets -- so called "local-into-local" service -- without the consent or must-carry election of such stations, but stations are obligated to engage in good faith retransmission consent negotiations with the carriers. SHVIA and implementing FCC regulations do not require satellite carriers to, but provide that carriers that choose to do so must, comply with certain mandatory signal carriage requirements by January 1, 2002. Further, the Act authorizes satellite carriers to continue to provide certain network signals to unserved households, as defined in SHVIA and FCC rules, except that carriers may not provide more than two same-network stations to a household in a single day. Also, households that do not receive a signal of Grade A intensity from any of a particular network's affiliates may continue to receive distant station signals for that network until December 31, 2004, under certain conditions. The FCC has adopted several regulations, as required by SHVIA, to implement certain aspects of the Act, such as standards for good faith retransmission consent negotiations, must-carry procedures, exclusivity protection for local stations against certain distant signals, and enforcement. Certain portions of SHVIA and related regulations are currently being challenged in court.

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

ITEM 2.  PROPERTIES.

     Physical facilities consisting of offices and studio facilities are owned by UTV in Minneapolis, Salt Lake City, San Antonio and Phoenix and are leased in Baltimore, Orlando and San Francisco. The Baltimore lease expires in April 2005 and is renewable, at increased rental, for two five-year periods. The Orlando lease expires in March 2004. The San Francisco lease expires in 2007. UTV also occupies leased facilities in various cities throughout the country.

     The Minneapolis facility includes approximately 49,700 square feet of space on a 5.63-acre site. The Salt Lake City facility is approximately 48,000 square feet on a 6.03-acre site. The San Antonio facility is approximately 41,000 square feet on a .92-acre site. The San Francisco facility is approximately 27,700 square feet in downtown San Francisco. The Phoenix facility is approximately 26,400 square feet on a 3.03-acre site. The Orlando facility is approximately 8,750 square feet and is located at Universal Studios in Orlando. The Baltimore facility is approximately 11,700 square feet and is located in an office park in a suburb of Baltimore. Smaller buildings containing transmission equipment are owned by UTV at sites separate from the studio facilities.

     UTV owns a 55-acre tract in Shoreview, Minnesota, of which 40 acres are used by KMSP for transmitter facilities and tower.

     KTVX's analog transmitter facilities and tower are located at a site on Mt. Nelson, close to Salt Lake City, under a lease that expires in 2004. KTVX also maintains back-up analog transmitter facilities and tower at a site on nearby Mt. Vision under a lease that expires in July 2002 and is renewable, at no increase in rental, for a 50-year period. KTVX's DTV transmitting facilities are located at a site on Farnsworth Peak, close to Salt Lake City, in a facility, and on a tower, which will eventually accommodate the DTV facilities of most of the television stations in Salt Lake City. UTV is a member of the partnership that operates the facility.

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

     WRBW's analog transmitter facilities are located on a site near Orlando. The building containing the transmitter, and the tower on which the antenna is mounted are shared with another television station as well as several FM radio stations. The lease for the tower and building expires in September 2001, and is renewable for two five-year periods. WRBW's DTV transmitting facilities are currently being constructed on another site near Orlando. The building containing the transmitter, and the tower on which the antenna is mounted, are shared with two other stations. The lease for the tower and building will expire 15 years after the commencement of the lease and is renewable for two additional 15-year periods. WRBW has an option to move its analog facilities to this same site under similar lease terms, and has begun the process.

     WUTB's transmitter facilities are located on a site near Baltimore. The building containing the transmitter, and the tower on which the antenna is mounted, are shared with another television station. The lease for the tower and building expires in December 2004 and is renewable for a five-year period.

     UTV believes its properties are adequate for their present uses.

ITEM 3.  LEGAL PROCEEDINGS.

    Between August 14 and 21, 2000, various purported stockholders of BHC filed complaints in the Delaware Court of Chancery entitled Gissen v. BHC, et al., Civil Action No. 18209; Piven v. BHC, et al., Civil Action No. 18211; Voege v. Siegel, et al., Civil Action No. 18210; Stubbe v. BHC, et al., Civil Action No. 18217; and Rand v. BHC, et al., Civil Action No. 18229 (which collectively are referred to as the "BHC lawsuits"). During the same period, various purported stockholders of UTV filed complaints in the Delaware Court of Chancery entitled Pyenson v. UTV, et al., Civil Action No. 18222; Malamud v. UTV, et al., Civil Action No. 18218; and Rand v. UTV, et al., Civil Action No. 18235 (which collectively are referred to as the "UTV lawsuits" and, together with the BHC actions, as the "Delaware actions"). The Delaware actions assert claims against Chris-Craft, UTV, BHC, and some of their officers and directors, alleging, among other things, that Chris-Craft and/or BHC and/or UTV and the individual defendants breached their fiduciary duties to stockholders, and that certain defendants engaged in self-dealing, with respect to the News Corp. acquisitions by merger of BHC and/or UTV. The Delaware actions seek class action certification and injunctive relief against Chris-Craft, BHC and UTV or, in the alternative, to obtain rescission of the mergers or rescissory damages, and other relief.

     On September 25, 2000, the Court entered an order of consolidation, consolidating the BHC lawsuit as In re BHC Communications, Inc. Shareholders Litigation, Civil Action No. 18209, and directing the plaintiffs to file a consolidated amended complaint. On October 2, 2000, the Court entered an order of consolidation, consolidating the United Television lawsuit as In re United Television, Inc. Shareholders Litigation, Civil Action No. 18218, and directing that the complaint filed in Malamud v. UTV, Civil Action No. 18218, shall be deemed the operative complaint in the consolidated action. A consolidated complaint and an amended consolidated complaint have been filed in connection with each of the BHC and UTV lawsuits.

     We were advised that all defendants in the BHC and UTV lawsuits filed motions to dismiss the complaints in the Delaware actions. The Court heard arguments on the motions to dismiss on March 14, 2001. The Court reserved its decision on the motions but informed the plaintiffs that they must respond in writing within two weeks of the oral argument date as to whether they wish to amend their complaints. No answer has been filed in the Delaware actions. Discovery has been stayed by consent, pending a decision on the motions to dismiss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of UTV, as of February 28, 2001, are as follows:

                            Positions with UTV;               Has served
                           principal occupation;              as officer
        Name          and age as of February 28, 2001            since
        ----          -------------------------------         ----------

   John C. Siegel      Chairman of UTV and President,             1983
                       UTV of  San Francisco, Inc.,
                       which owns KBHK; Executive Vice
                       President, Chris-Craft; 48

   Evan C Thompson     President and Chief Executive              1983
                       Officer; Executive Vice
                       President and President,
                       Television Division,
                       Chris-Craft; 58

   Laurey J. Barnett   Vice President and Director of             1987
                       Programming; 41

   Garth S. Lindsey    Executive Vice President,                  1977
                       Chief Financial Officer and
                       Secretary; 56

   Thomas L. Muir      Treasurer and Controller; 52               1981


         Chris-Craft, through its majority ownership of BHC, is principally engaged in television broadcasting.

         All officers hold office until the meeting of the Board following the next annual meeting of stockholders or until removed by the Board.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.



     United Television, Inc. common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: UTVI.

     The high and low sales prices as reported by Nasdaq for the periods indicated were:

                          2000                   1999
                  --------------------   --------------------
     Quarter         High       Low         High       Low
  -------------   ---------  ---------   ---------  ---------
  First           $ 142.125  $ 121.000   $ 115.000  $  99.000
  Second            143.250    121.000     107.125     95.750
  Third             151.250    126.500     117.000    103.875
  Fourth            145.250    115.000     144.000    113.000

     In 2000 and 1999, UTV paid a cash dividend of $.50 per share.

     As of February 28, 2001, there were approximately 2,200 holders of record of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

United Television, Inc. and Subsidiaries
(in thousands of dollars, except per share data)

As of and for the year ended December 31,       2000        1999        1998        1997        1996
                                             ---------   ---------   ---------   ---------   ---------
Net Revenues                                 $ 226,681   $ 209,746   $ 182,849   $ 170,963   $ 174,339
                                             =========   =========   =========   =========   =========

Operating income                             $  63,890   $  61,276   $  54,932   $  62,412   $  59,076
   Gain on sale of BHC common stock                  -           -      19,932           -           -
   Interest and other income                    21,331      12,028      11,587      12,317      10,163
   Income taxes                                (34,150)    (29,575)    (33,625)    (29,750)    (27,500)
                                             ---------   ---------   ---------   ---------   ---------
     Net income                              $  51,071   $  43,729   $  52,826   $  44,979   $  41,739
                                             =========   =========   =========   =========   =========

Net income per share:
   Basic                                     $    5.37   $    4.64   $    5.62   $    4.80   $    4.40
   Diluted                                   $    5.35   $    4.62   $    5.59   $    4.76   $    4.36
Cash dividends per share                     $     .50   $     .50   $     .50   $     .50   $     .50

Cash and current marketable securities       $ 235,839   $ 186,197   $ 216,827   $ 270,581   $ 194,866
Total assets                                 $ 553,648   $ 504,681   $ 437,641   $ 387,986   $ 335,598
Working capital                              $ 246,495   $ 199,897   $ 228,982   $ 280,828   $ 205,170
Long-term debt                               $       -   $       -   $       -   $       -   $       -
Shareholders' investment                     $ 429,387   $ 382,939   $ 337,447   $ 300,740   $ 250,441

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

United Television, Inc. and Subsidiaries

Liquidity and Capital Resources

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between years (amortization exceeded payments by $7,376,000 in 2000 and by $8,202,000 in 1999), and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in 2000 and are expected to do the same in 2001. With its considerable cash and marketable securities balances, UTV continues to be well positioned to pursue new opportunities or deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's 2000 cash flow from operations totaled $59,553,000. Cash and marketable securities increased $49,642,000 to $235,839,000 at December 31, 2000. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

     Reflecting the increase in cash and marketable securities, working capital increased $46,598,000 during 2000 to $246,495,000 at December 31, 2000. Working capital at December 31, 2000 remains substantially in excess of UTV's normal operating requirements.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $104,024,000 at December 31, 2000. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At December 31, 2000, purchase of 721,249 additional shares was so authorized. From January 1, 1998 through December 31, 2000, 76,900 shares were purchased for an aggregate cost of $7,838,000. No shares were purchased during 2000.

     UTV's commitments for capital expenditures at December 31, 2000 were not material in relation to UTV's financial position. During 2000, UTV's stations continued the process of converting to digital television (DTV). This conversion requires the purchase of digital transmitting equipment to telecast over a newly assigned frequency. Four of UTV's seven stations have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the remaining DTV conversion cost, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Quantitative and Qualitative Disclosures about Market Risk

     UTV is subject to certain market risk as it relates to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of December 31, 2000 about the U.S. Government securities, which are subject to interest rate sensitivity, and the equity securities, which are subject to equity market sensitivity (in thousands):
                               Cost     Fair Value
                              --------  ----------
U.S. Government securities    $104,542   $104,868
Equity securities               10,721     11,044

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, 90% of which mature in one year and all within 17 months. (See Notes 1(D) and 2 to the Consolidated Financial Statements.

Results of Operations

     2000 versus 1999.

     UTV's primary source of revenue is the sale to advertisers of time on its seven television stations. UTV's 2000 net income increased 17% to $51,071,000, or $5.37 per basic share ($5.35 per diluted share) from $43,729,000, or $4.64 per basic share ($4.62 per diluted share), in 1999. The 2000 results reflect record operating profit and increased gains from sales of securities. Excluding gains from sales of securities in both years, net income rose 8% for the year.

     Consolidated net revenues for the year rose 8% to a record $226,681,000, from $209,746,000 last year. The increase reflected a 5% increase in same station local and national advertising revenues and revenue at WRBW, which was acquired during 1999. Same station sales increases primarily resulted from an increase in demand for advertising time.

     Operating income rose 4% to a record $63,890,000, from $61,276,000 in 1999. Consolidated expenses increased 10%, reflecting a 7% increase in same station operating expenses, including a 9% increase in same station program costs, and operating expenses at WRBW. Interest and other income for 2000 increased 77% to $21,331,000, from $12,028,000 in 1999, reflecting increased gains on sales of securities and higher interest rates earned on greater invested cash balances.

1999 versus 1998.

     UTV's 1999 net income decreased to $43,729,000, or $4.64 per basic share ($4.62 per diluted share), from $52,826,000, or $5.62 per basic share ($5.59 per diluted share), in 1998. The 1998 results reflected a net gain from the sale to BHC of UTV's holding of BHC Class A Common Stock (BHC holding sale) of $12,932,000, or $1.38 per share ($1.37 per diluted share). On a comparable basis, excluding the 1998 BHC holding sale gain, net income rose 10% for the year.

     Consolidated net revenues for the year rose 15% to a record $209,746,000, from $182,849,000 last year. The increase reflected a 15% increase in same station local and national advertising revenues and revenue at WRBW, which was acquired in 1999. Same station sales increases primarily resulted from a general increase in demand for advertising time and improved ratings related to successful syndicated series. Network affiliation compensation declined from that recorded in 1998. (In 1998, UTV's NBC affiliate entered into a new long-term network affiliation agreement effective April 1995, and recorded as 1998 revenue the resulting retroactive revenue.)

     Operating income rose 12% in 1999 to $61,276,000, from $54,932,000 in 1998.
Consolidated expenses increased 16%, reflecting a 13% increase in same station operating expenses, including a 22% increase in program costs, and operating expenses at WRBW, which incurred a small operating loss. Interest and other income for 1999 increased 4% to $12,028,000, from $11,587,000 in 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information appearing in the Management's Discussion and Analysis under the caption QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    UNITED TELEVISION, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets - December 31, 2000 and 1999

         Consolidated Statements of Income - For the Years
           Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows - For the Years
           Ended December 31, 2000, 1999 and 1998

         Consolidated Statements of Shareholders' Investment -- For the Years Ended December 31, 2000, 1999 and 1998

         Notes to Consolidated Financial Statements

SCHEDULE:

             II.      Valuation and Qualifying Accounts

     Schedules other than that listed above have been omitted since the information is not applicable, not required, or is included in the respective financial statements or notes thereto.

QUARTERLY FINANCIAL INFORMATION

Report of Independent Certified Public Accountants
United Television, Inc. and Subsidiaries

To the Board of Directors and Shareholders of United Television, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' investment and cash flows present fairly, in all material respects, the financial position of United Television, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein, when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Century City, California
February 27, 2001

Consolidated Balance Sheets
United Television, Inc. and Subsidiaries
(in thousands of dollars)

December 31,                                                                2000            1999
                                                                         ----------      ----------
Assets

Current Assets:
   Cash and cash equivalents                                             $  119,927      $   31,498
   Marketable securities                                                    115,912         154,699
   Accrued interest receivable                                                1,393             829
   Accounts receivable, less allowance for doubtful accounts
     of $1,488 and $1,643, respectively                                      48,013          47,687
   Film contract rights                                                      39,482          44,474
   Deferred tax assets                                                        6,158           4,160
   Prepaid expenses and other current assets                                  2,122           2,175
                                                                         ----------      ----------
      Total current assets                                                  333,007         285,522
                                                                         ----------      ----------

Other Investments                                                            38,234          35,594
                                                                         ----------      ----------

Film Contract Rights, including deposits, less estimated
   portion to be used within one year                                         9,912          12,013
                                                                         ----------      ----------

Property and Equipment, at cost:
   Land, buildings and improvements                                          19,273          18,417
   Equipment                                                                 74,766          72,484
                                                                         ----------      ----------
                                                                             94,039          90,901
   Less - Accumulated depreciation and amortization                          61,822          61,859
                                                                         ----------      ----------
                                                                             32,217          29,042
                                                                         ----------      ----------

Intangible Assets                                                           158,539         158,530
   Less - Accumulated amortization                                           20,501          16,510
                                                                         ----------      ----------
                                                                            138,038         142,020
                                                                         ----------      ----------

Other Assets                                                                  2,240             490
                                                                         ----------      ----------
                                                                         $  553,648      $  504,681
                                                                         ==========      ==========

December 31,                                                                2000            1999
                                                                         ----------      ----------
Liabilities and Shareholders' Investment

Current Liabilities:
   Film contracts payable                                                $   39,403      $   38,240
   Accounts payable                                                           2,639           2,890
   Accrued expenses                                                          34,128          35,723
   Income taxes payable                                                      10,342           8,772
                                                                         ----------      ----------
      Total current liabilities                                              86,512          85,625
                                                                         ----------      ----------

Film Contracts Payable after One Year                                        35,831          36,117
                                                                         ----------      ----------

Deferred Tax Liabilities                                                      1,918               -
                                                                         ----------      ----------



Commitments and Contingencies (Note 9)



Shareholders' Investment:
   Preferred stock $1 par value; authorized
      1,000,000 shares; none issued                                               -               -
   Common stock $.10 par value; authorized 25,000,000 shares;
      outstanding 9,520,753 and 9,486,173 shares, respectively                  952             949
   Additional paid-in capital                                                11,290           7,594
   Retained earnings                                                        416,750         370,430
   Accumulated other comprehensive income                                       395           3,966
                                                                         ----------      ----------
                                                                            429,387         382,939
                                                                         ----------      ----------

                                                                         $  553,648      $  504,681
                                                                         ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


Consolidated Statements of Income
United Television, Inc. and Subsidiaries
(in thousands, except per share data)

Year ended December 31,                                    2000            1999            1998
                                                        ----------      ----------      ----------
Net Revenues                                            $  226,681      $  209,746      $  182,849
                                                        ----------      ----------      ----------
Expenses:
   Operating                                                90,984          80,770          64,356
   Selling, general and administrative                      71,807          67,700          63,561
                                                        ----------      ----------      ----------
                                                           162,791         148,470         127,917
                                                        ----------      ----------      ----------

Operating Income                                            63,890          61,276          54,932
                                                        ----------      ----------      ----------

Interest and Other Income:
   Interest and other income                                21,331          12,028          11,587
   Gain on sale of BHC common stock                              -               -          19,932
                                                        ----------      ----------      ----------
                                                            21,331          12,028          31,519
                                                        ----------      ----------      ----------

Income before Provision for Income Taxes                    85,221          73,304          86,451

   Provision for income taxes                               34,150          29,575          33,625
                                                        ----------      ----------      ----------
Net Income                                              $   51,071      $   43,729      $   52,826
                                                        ==========      ==========      ==========

Net Income per Share:
   Basic                                                $     5.37      $     4.64      $     5.62
   Diluted                                              $     5.35      $     4.62      $     5.59

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                                                     9,510           9,429           9,395
   Diluted                                                   9,545           9,463           9,442

The accompanying notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Cash Flows
United Television, Inc. and Subsidiaries
(in thousands of dollars)

Year ended December 31,                                    2000            1999            1998
                                                        ----------      ----------      ----------
Cash Flows from Operating Activities:
   Net income                                           $   51,071      $   43,729      $   52,826
   Adjustments to reconcile net income to net cash
   provided from operating activities:
     Film contract payments                                (35,877)        (30,362)        (28,001)
     Film contract amortization                             43,253          38,564          28,102
     Depreciation and other amortization                     9,552           7,577           6,677
     Gain on sale of BHC common stock                            -               -         (19,932)
     Gain on dispositions of other investments              (9,053)         (2,193)         (1,191)
     Changes in assets and liabilities:
       Accounts receivable                                    (326)         (7,537)         (1,940)
       Prepaid and other assets                             (1,666)         (2,359)         (3,738)
       Accounts payable and accrued expenses                (1,846)          6,398           6,697
       Income taxes payable                                  4,445          (3,094)          3,099
                                                        ----------      ----------      ----------
         Net cash provided from operating
         activities                                         59,553          50,723          42,599
                                                        ----------      ----------      ----------
Cash Flows from Investing Activities:
   Sales of marketable securities                          149,146          68,262         163,332
   Sales of other investments                                3,457           7,661               -
   Purchases of marketable securities                     (109,389)        (55,590)       (151,020)
   Purchases of other investments                           (3,891)        (15,448)         (8,854)
   Station acquisitions:
      Fixed assets                                               -          (3,914)         (2,568)
      Intangible assets                                         (9)        (58,903)        (77,646)
      Accounts receivable                                        -          (1,297)              -
      Film contracts, net                                         -           2,693               -
      Other, net                                                 -             152               -
   Capital expenditures                                     (8,736)        (12,925)         (5,028)
                                                        ----------      ----------      ----------
         Net cash provided from (used in)
         investing activities                               30,578         (69,309)        (81,784)
                                                        ----------      ----------      ----------

Cash Flows from Financing Activities:
   Dividend paid                                            (4,751)         (4,708)         (4,688)
   Proceeds from exercise of employee
      stock options                                          3,049           4,849           3,579
   Purchases of treasury stock                                   -            (828)         (7,010)
                                                        ----------      ----------      ----------
         Net cash used in financing activities              (1,702)           (687)         (8,119)
                                                        ----------      ----------      ----------

Net Increase (Decrease) in Cash
   and Cash Equivalents                                     88,429         (19,273)        (47,304)

Cash and Cash Equivalents at Beginning of Year              31,498          50,771          98,075
                                                        ----------      ----------      ----------

Cash and Cash Equivalents at End of Year                $  119,927      $   31,498      $   50,771
                                                        ==========      ==========      ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


Consolidated Statements of Shareholders' Investment
United Television, Inc. and Subsidiaries
(in thousands of dollars)

                                       Common Stock                            Accumulated
                                    ------------------  Additional               Other
                                    Shares      Dollar   Paid-in    Retained  Comprehensive
                                    Outstanding Amount   Capital    Earnings      Income       Total
                                    ----------- ------  ----------  --------  -------------  ---------
Balance at December 31, 1997          9,414,273 $  941  $    3,635  $283,271  $      12,893  $ 300,740
                                                                              -------------  ---------
   Comprehensive income:
     Net income                               -      -           -    52,826              -     52,826
     Other comprehensive income:
       Unrealized gain on securities
         (net of tax of $1,458)               -      -           -         -          4,404          -
       Reclassification adjustment
         (net of tax of $7,443)               -      -           -         -        (13,680)         -
                                                                              -------------
       Other comprehensive income,
         net of tax                           -      -           -         -         (9,276)    (9,276)
                                                                                             ---------
   Total comprehensive income                 -      -           -         -              -     43,550
   Cash dividend                              -      -           -    (4,688)                   (4,688)
   Exercise of options, including
     tax benefit                         63,560      7       4,848         -              -      4,855
   Purchase/retirement of
     treasury stock                     (68,500)    (7)     (7,003)        -              -     (7,010)
                                    ----------- ------  ----------  --------  -------------  ---------
Balance at December 31, 1998          9,409,333    941       1,480   331,409          3,617    337,447
                                                                              -------------  ---------
   Comprehensive income:
     Net income                               -      -           -    43,729              -     43,729
     Other comprehensive income:
       Unrealized gain on securities
         (net of tax of $527)                 -      -           -         -            818          -
       Reclassification adjustment
         (net of tax of $302)                 -      -           -         -           (469)         -
                                                                              -------------
       Other comprehensive income,
         net of tax                           -      -           -         -            349        349
                                                                                             ---------
   Total comprehensive income                 -      -           -         -              -     44,078
   Cash dividend                              -      -           -    (4,708)                   (4,708)
   Exercise of options, including
     tax benefit                         85,240      9       6,941         -              -      6,950
   Purchase/retirement of
     treasury stock                      (8,400)    (1)       (827)        -              -       (828)
                                    ----------- ------  ----------  --------  -------------  ---------
Balance at December 31, 1999          9,486,173    949       7,594   370,430          3,966    382,939
                                                                              -------------  ---------
   Comprehensive income:
     Net income                               -      -           -    51,071              -     51,071
     Other comprehensive income:
       Unrealized gain on securities
         (net of tax of $380)                 -      -           -         -            590          -
       Reclassification adjustment
         (net of tax of $2,686)               -      -           -         -         (4,161)         -
                                                                              -------------
       Other comprehensive income,
         net of tax                           -      -           -         -         (3,571)    (3,571)
                                                                                             ---------
   Total comprehensive income                 -      -           -         -              -     47,500
   Cash dividend                              -      -           -    (4,751)             -     (4,751)
   Exercise of options, including
     tax benefit                         34,580      3       3,696         -              -      3,699
                                    ----------- ------  ----------  --------  -------------  ---------
Balance at December 31, 2000          9,520,753 $  952  $   11,290  $416,750  $         395  $ 429,387
                                    =========== ======  ==========  ========  =============  =========

The accompanying notes to consolidated financial statements are an integral part of these statements.


Notes to Consolidated Financial Statements
United Television, Inc. and Subsidiaries

1.   Summary of Significant Accounting Policies.

(A) Organization and Related Parties. UTV is a majority owned (57.9% at December 31, 2000) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc. (Chris-Craft). UTV owns and operates seven television stations: KBHK in San Francisco, KMSP in Minneapolis/St. Paul, KUTP in Phoenix, WRBW in Orlando (acquired in July 1999), WUTB in Baltimore, KTVX in Salt Lake City and KMOL in San Antonio. UTV also owns and operates United Television Sales, Inc. (UTS), a national sales representative organization, which currently represents six of UTV's seven stations, and the three stations owned by BHC; and United Entertainment Group, Inc., which, with BHC and others, produces first-run programming for national distribution to television stations. UTV's revenues are derived entirely from television broadcasting and are, therefore, subject to the vagaries of the advertising industry.

     UTV has entered into a state tax sharing agreement with BHC under which agreement UTV continues to provide taxes on a separate company basis.

     The acquisition of programming from third parties is frequently negotiated for UTV and BHC stations simultaneously.

(B) Basis of Presentation. The accompanying consolidated financial statements include the accounts of UTV and its subsidiaries, after elimination of all significant intercompany accounts and transactions. Preparation of financial statements in accordance with generally accepted accounting principles requires the use of management estimates and assumptions. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash and U.S. Government securities having maturities at time of purchase not exceeding three months. The fair value of cash equivalents approximates carrying value, reflecting their short maturities.

(D) Investments in Debt and Equity Securities. All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value.

(E) Film Contract Rights and Film Contracts Payable. UTV owns film contract rights, which allow generally for limited showings of films and syndicated programs. Film contract rights and related liabilities are recorded when the programming becomes available for telecasting.

     Contract values are amortized over the estimated number of showings, using primarily accelerated methods, as films are used based on management's estimate of the flow of revenue and the ultimate cost for each contract. In the opinion of management, future revenue derived from airing programs will be sufficient to cover related unamortized rights balances at December 31, 2000. The estimated costs of recorded film contract rights to be charged to income within one year are included in current assets; payments on such contracts due within one year are included in current liabilities.

     The approximate future maturities of film contracts payable classified as noncurrent liabilities at December 31, 2000 are $17,830,000, $11,532,000, $4,515,000, $1,935,000, and $19,000 in 2002, 2003, 2004, 2005 and thereafter, respectively. The net present value at December 31, 2000 of such payments, based on a 9.5% discount rate, was approximately $31,946,000. See Note 8.

(F) Long-Lived Assets. Management periodically reviews the carrying value of long-lived assets, primarily consisting of property and equipment and goodwill. UTV also reviews the carrying value of long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Measurement of any impairment would include a comparison of estimated future cash flows to be generated during the remaining life of the long-lived asset to the net carrying value of the long-lived asset.

(G) Depreciation and Amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, except that leasehold improvements are amortized over the term of the lease, if shorter.

     Estimated useful lives for buildings and improvements range from 4 to 40 years, and for equipment range from 3 to 10 years. Depreciation expense was $5,561,000, $4,334,000 and $4,234,000 for 2000, 1999 and 1998, respectively.

     Intangible assets represent the excess of cost over the net identifiable tangible assets at the respective dates of acquisition and are being amortized using the straight-line method over 17 to 40 years from acquisition.

(H) Revenue Recognition and Barter Transactions. Revenue is recognized upon broadcast of television advertising. The estimated fair value of goods or services received in barter (nonmonetary) transactions, most of which relate to the acquisition of programming, is recognized as revenue when the air time is used by the advertiser. Barter revenue was $16,982,000, $15,793,000 and $13,220,000 in 2000, 1999 and 1998, respectively, and barter expense was $16,788,000, $15,608,000 and $13,486,000 in the three years, respectively.

(I) Earnings per Share. In accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," adopted by UTV in 1997, basic per share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Dilutive per share amounts are computed by dividing net income by the weighted average common shares outstanding, adjusted for the effect of dilutive stock options. The adjustments for 2000, 1999 and 1998 were 35,000 shares, 34,000 shares and 47,000 shares, respectively. Prior period earnings per share amounts have been restated to conform to the standards of SFAS No. 128.

(J) Stock Options. UTV has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages but does not require the recording of compensation cost for stock-based employee compensation plans at fair value. UTV has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 4.)

(K) Supplemental Cash Flow Information. Cash paid for income taxes totaled $29,705,000 in 2000, $32,669,000 in 1999 and $30,526,000 in 1998.

2.   Marketable Securities.

     Marketable securities classified by security type are as follows (in thousands of dollars):

                                                 Gross Unrealized
                                             -------------------------
                                                                         Fair
                                       Cost       Gains     Losses      Value
------------------------------------------------------------------------------
December 31, 2000:
U.S. Government securities          $ 104,542  $     334  $       8  $ 104,868
Other equity securities                10,721        591        268     11,044
                                   -------------------------------------------
                                    $ 115,263  $     925  $     276  $ 115,912
                                   ===========================================

December 31, 1999:
U.S. Government securities          $ 130,484  $       -  $     238  $ 130,246
Other equity securities                17,689      7,739        975     24,453
                                   -------------------------------------------
                                    $ 148,173  $   7,739  $   1,213  $ 154,699
                                   ===========================================

     At December 31, 2000, of the investments in U.S. Government securities, 90% mature within one year and all within 17 months. The following table provides certain additional information related to UTV's marketable securities as of and for the three years ended December 31, 2000, 1999 and 1998 (in thousands of dollars):

                                                 2000         1999         1998
-------------------------------------------------------------------------------
Realized gains                             $    7,453   $      772   $   21,756
Realized losses                                   606            1          633
Change in net unrealized gain                  (5,877)         574      (15,261)

     For purposes of computing realized gains and losses, cost was determined using the specific identification method.

3.   Shareholders' Investment.

     UTV has authorized 1,000,000 shares of preferred stock, $1 par value, that may be issued without further shareholder approval, in one or more series, the terms and provisions of which shall be set by the Board of Directors.

     During 2000, UTV purchased no shares of its common stock. During 1999 and 1998, UTV purchased and retired 8,400 and 68,500 shares of its common stock, respectively. At December 31, 2000, the Board of Directors had authorized purchase of 721,249 additional shares of common stock.

4.   Stock Options.

     Under the UTV 1999 Stock Option Plan (the 1999 Plan), options (including Incentive Stock Options) to purchase an aggregate of 500,000 shares of common stock may be granted from time to time to employees of UTV and its parents and subsidiaries, at prices not less than fair market value at date of grant. Options are exercisable in cumulative annual installments of 33-1/3% commencing one year from date of grant, and expire over a period determined by the 1999 Plan Committee, which may not exceed ten years from date of grant. No options have been granted under the 1999 Plan.

     Under the UTV 1988 Stock Option Plan (the 1988 Plan), which has terminated with respect to grant of new options, options to purchase shares of common stock were granted from time to time to employees of UTV and its subsidiaries, at prices not less than fair market value at date of grant. Options are exercisable in cumulative annual installments of 33-1/3% commencing one year from date of grant, and expire five years from date of grant.

     Both the 1999 Plan and the 1998 Plan permit the Plan Committees to award stock appreciation rights to holders of options granted under the Plans. Such rights entitle the holders, in lieu of exercising their options, to receive payment from UTV in cash, stock or a combination thereof, equal to the greater of the appreciation in market value or book value of the shares covered by exercisable options. No stock appreciation rights have been awarded under either Plan.

     Transactions under the 1998 Plan during the three years ended December 31, 2000 were as follows (dollars in thousands, except per share data):

                                                           Option Price
                                      Shares       -----------------------------
                                   under Option     per Share             Total
                                 -----------------------------------------------
Outstanding, December 31, 1997        155,500      $53.50 - $89.00   $    9,455
Exercised                             (52,060)         $53.50            (2,785)
Canceled                               (1,200)         $53.50               (64)
                                 -------------                       -----------

Outstanding, December 31, 1998        102,240      $53.50 - $89.00        6,606
Exercised                             (75,240)     $53.50 - $89.00       (4,203)
                                 -------------                       -----------
Outstanding, December 31, 1999         27,000          $89.00             2,403
Exercised                                   -             -                   -
                                 -------------                       -----------
Outstanding, December 31, 2000         27,000          $89.00        $    2,403
                                 =============                       ===========

     Of the options to purchase 27,000 shares under the 1988 Plan at December 31, 2000, all are currently exercisable and expire on April 24, 2001. At December 31, 1999 and 1998, options to purchase 27,000 shares and 91,573 shares, respectively, were exercisable at weighted average exercise prices of $89.00 and $61.77, respectively.

     In addition to options granted under the 1988 Plan, UTV has granted other options. During 1995, UTV granted a stock option to purchase 100,000 shares at $88.75 per share. The 1995 option was terminated in 1998 upon payment to the optionee of the net market value of the option. In 1998 and 1999, UTV granted five-year options to purchase 3,000 shares at $103.75 per share (of which 2,000 are currently exercisable) and 219,480 shares at $101.50 (of which 23,080 have been exercised, 45,880 are currently exercisable and 30,160 have been cancelled), respectively. The option price of these grants was the fair market value at date of grant, and the terms of each grant were essentially the same as those of the 1988 Plan.

     Under the 1995 Director Stock Option Plan (the Director Plan), a fixed number of immediately exercisable five-year options to purchase shares of common stock are granted annually to each nonemployee director of UTV at a price equal to fair market value at date of grant. At

December 31, 2000, options to purchase 14,500 shares were available for grant. Transactions under the Director Plan during the three years ended December 31, 2000 were as follows (dollars in thousands, except per share data):

                                                          Option Price
                                     Shares       -----------------------------
                                  under Option     per Share             Total
                                -----------------------------------------------
Outstanding, December 31, 1997        40,000      $58.00 - $89.00   $    2,763
Granted                                6,000         $112.375              674
Exercised                            (11,500)     $58.00 - $89.00         (794)
                                 ------------                       -----------
Outstanding, December 31, 1998        34,500      $58.00 - $112.375      2,643
Granted                                6,000         $100.25               601
Exercised                            (10,000)     $58.00 - $87.25         (646)
                                 ------------                       -----------
Outstanding, December 31, 1999        30,500      $58.00 - $112.375      2,598
Granted                                4,000         $129.50               518
Exercised                            (11,500)     $58.00 - $89.00         (706)
                                 ------------                       -----------
Outstanding, December 31, 2000        23,000      $87.25 - $129.50  $    2,410
                                 ============                       ===========

     Options outstanding under the Director Plan at December 31, 2000 to purchase the specified number of shares (23,000 in total), at specified exercise prices per share, expire as follows - 3,000 at $89.00, April 24, 2001; 4,000 at $87.25, May 5, 2002; 6,000 at $112.375, May 4, 2003; 6,000 at $100.25, May 2,
2004; and 4,000 at $129.50, May 14, 2005.

     Proceeds from the exercise of options are credited to common stock to the extent of par value, and the remainder is credited to additional paid-in capital. Related income tax benefits, which accrue to UTV, are credited to additional paid-in capital.

     At December 31, 2000, options outstanding under all plans and grants were exercisable for 97,880 shares at prices ranging from $87.25 to $129.50 per share, and options for 514,500 were available for grant. Options outstanding expire at various dates from April 2001 through May 2005.

     If UTV had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, UTV's net income and earnings per share would be reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

Year Ended December 31,                          2000        1999        1998
-----------------------------------------------------------------------------
Net Income:
     As reported                            $  51,071   $  43,729   $  52,826
     Pro forma                              $  50,176   $  42,795   $  53,321

Earnings per Share:
     As reported:  Basic                    $    5.37   $    4.64   $    5.62
                   Diluted                  $    5.35   $    4.62   $    5.59

     Pro forma:    Basic                    $    5.28   $    4.54   $    5.68
                   Diluted                  $    5.26   $    4.52   $    5.65

     These pro forma amounts may not be representative of the pro forma effect on net income in future years since the estimated fair value of stock options is amortized over the vesting period; pro forma compensation expense related to grants made prior to 1995 is not considered; and additional options may be granted in future years.

     The weighted average fair values of options granted during 2000, 1999 and 1998 were $33.18, $21.35 and $23.49, respectively. The fair values of options at dates of grant were estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000, 1999 and 1998, respectively: dividend yields of .39% for 2000, .49% for 1999 and .46% for 1998; expected volatility of 16.18%, 15.49% and 15.13%, respectively; risk free interest rates of 6.78%, 5.03% and 5.24%, respectively; and expected life of four years for all periods.

5.   Income Taxes.

     Income taxes are provided in the accompanying Consolidated Statements of Income, as follows (in thousands of dollars):

Year Ended December 31,                          2000        1999        1998
-----------------------------------------------------------------------------
Federal:
    Current                                 $  25,450   $  24,825   $  29,600
    Deferred                                    2,550        (975)       (975)
                                            ---------------------------------
                                               28,000      23,850      28,625
                                            ---------------------------------
State:
    Current                                     5,650       5,850       5,175
    Deferred                                      500        (125)       (175)
                                            ---------------------------------
                                                6,150       5,725       5,000
                                            ---------------------------------
Total                                       $  34,150   $  29,575   $  33,625
                                            =================================

     Differences between income taxes at the federal statutory income tax rate and total income taxes provided are as follows (in thousands of dollars):

Year Ended December 31,                          2000        1999        1998
-----------------------------------------------------------------------------
Statutory federal income taxes              $  29,827   $  25,656   $  30,258
State income taxes, net of federal
    income tax benefit                          3,998       3,721       3,239
Dividend exclusion                                (65)       (123)       (159)
Goodwill amortization                             102         102         102
Other, net                                        288         219         185
                                            ---------------------------------
Total                                       $  34,150   $  29,575   $  33,625
                                            =================================

     Deferred tax assets and deferred tax liabilities reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities, as follows (in thousands of dollars):

December 31,                                                2000        1999
----------------------------------------------------------------------------
Deferred tax assets:
    State taxes                                         $  2,143    $  1,994
    Bad debt reserve                                         622         682
    Vacation accrual                                         580         559
    Benefits program                                       3,088       3,184
    Film contract rights amortization                      5,122       4,875
                                                        --------------------
                                                          11,555      11,294
                                                        --------------------
Deferred tax liabilities:
    Depreciation                                          (1,469)     (1,250)
    Intangible assets amortization                        (5,443)     (3,324)
    SFAS 115 adjustment                                     (255)     (2,560)
    Other                                                   (148)          -
                                                        --------------------
                                                          (7,315)     (7,134)
                                                        --------------------
Net deferred tax assets                                 $  4,240    $  4,160
                                                        ====================

6.   Pension Plans.

     UTV maintains noncontributory defined benefit plans covering substantially all employees. The funding policy is to contribute annually an amount sufficient to fund current service costs and to amortize the unfunded accrued liability over 25 years. The unrecognized net obligation is being amortized over a 15-year period.

     The estimated funded status of the plans, including amounts accrued in a nonqualified plan for retirement benefits in excess of statutory limitations, was as follows (in thousands of dollars):

December 31,                                                2000        1999
----------------------------------------------------------------------------
Change in benefit obligation:
Benefit obligation at beginning of year                $  24,637   $  25,846
    Service cost                                           1,504       1,477
    Interest cost                                          1,999       1,693
    Actuarial loss (gain)                                  5,014      (3,817)
    Benefits paid                                           (633)       (562)
                                                       ---------------------
Benefit obligation at end of year                         32,521      24,637
                                                       ---------------------
Change in plan assets:
Fair value of plan assets at beginning of year            23,051      22,246
    Actual return on plan assets                           1,051       1,367
    Employer contributions                                 2,521           -
    Benefits paid                                           (633)       (562)
                                                       ---------------------
Fair value of plan assets at end of year                  25,990      23,051
                                                       ---------------------
Plan assets less than projected
    benefit obligation                                    (6,531)     (1,586)
Unrecognized initial net obligation                           16          32
Unrecognized prior service cost                              354         360
Unrecognized net actuarial loss (gain)                     2,148      (3,599)
                                                       ---------------------
Accrued pension liability                              $  (4,013)  $  (4,793)
                                                       =====================

     The accumulated benefit obligation, projected benefit obligation and fair value of plan assets of the plan that has an accumulated benefit obligation in excess of the fair value of plan assets are $2,214,000, $3,586,000 and zero, respectively, at December 31, 2000, and $1,244,000, $2,287,000 and zero, respectively, at December 31, 1999.

     Pension expense, including amounts accrued in the nonqualified plan, was as follows (in thousands of dollars):

Year Ended December 31,                          2000        1999        1998
-----------------------------------------------------------------------------
Service cost                                $   1,504   $   1,477   $   1,446
Interest cost                                   1,999       1,693       1,621
Expected return on plan assets                 (1,808)     (1,701)     (1,591)
Amortizations:
    Initial unrecognized net obligation            16          16          16
    Prior service cost                              6           6           6
    Actuarial loss                                 24           -          17
                                            ----------------------------------
Net periodic pension cost                   $   1,741   $   1,491   $   1,515
                                            ==================================

     Assumptions used in accounting for pension plans for each year are as follows:

Year Ended December 31,                          2000        1999        1998
-----------------------------------------------------------------------------
Discount rate                                   7.00%       7.50%       6.75%
Rate of increase in future
    compensation levels                         4.00%       4.00%       4.00%
Expected long-term rate of
    return on assets                            7.75%       7.75%       7.75%

     UTV also maintains defined contribution retirement plans for its employees - a contributory stock purchase plan (merged with a Chris-Craft stock purchase plan effective January 1, 1999) and a noncontributory profit sharing plan. The aggregate costs of such plans, including related amounts accrued in the nonqualified plan, were $5,172,000 in 2000, $4,636,000 in 1999 and $3,590,000 in 1998.

7.   Related Party Transactions.

     Included in net revenues for 2000, 1999 and 1998 are commissions earned by UTS for the sale of national advertising on BHC's three television stations of $4,213,000, $3,902,000 and $4,467,000, respectively.

     Included in selling, general and administrative expenses are management and directors' fees UTV paid Chris-Craft of $570,000 in each of the three years ended December 31, 2000, and a management fee UTV paid BHC of $1,750,000 in 2000, $1,750,000 in 1999 and $1,950,000 in 1998.

     UTV and BHC together participate in the joint production and distribution with third parties of original programming. In 2000, 1999 and 1998, reimbursements from third parties were sufficient to cover production costs.

8.   Acquisitions.

     In July 1999, UTV completed the purchase of the net assets of UHF station WRBW in Orlando, Florida for $61,269,000. UTV remains obligated for possible future consideration relating to the purchase of up to $25,000,000. The acquisition, accounted for under the purchase method, was funded with cash payments. UTV recorded $58,912,000 in goodwill related to this acquisition.

     In January 1998, UTV completed the purchase of the net assets of UHF station WUTB in Baltimore, Maryland for $80,214,000. The acquisition, accounted for under the purchase method, was funded with cash payments. UTV recorded $77,646,000 in goodwill related to this acquisition.

9.   Commitments and Contingencies.

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Consolidated Balance Sheets, totaled $104,024,000 at December 31, 2000.

     At December 31, 2000, UTV was obligated under several noncancelable leases on real property and equipment that expire between 2001 and 2016. Rental expense was $3,511,000, $3,221,000 and $2,850,000 for 2000, 1999 and 1998, respectively.
Aggregate future minimum rental payments under such leases at December 31, 2000 are $17,898,000 with amounts of $3,355,000, $3,215,000, $2,783,000, $2,481,000 and $1,570,000 due in 2001, 2002, 2003, 2004 and 2005, respectively.

     In the opinion of management, after taking into account opinions of counsel with respect thereto, the ultimate resolution of pending legal proceedings against UTV, to the extent not covered by insurance, will not have a material effect on UTV's consolidated financial position or results of operations.

10.  Pending Merger.

     As reported in UTV's Current Report on Form 8-K, dated August 23, 2000, UTV, BHC and Chris-Craft have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. Preferred American Depositary Shares. Subject to limitations set forth in the respective merger agreements, UTV, BHC and Chris-Craft stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Consummation of each transaction is subject to stockholder approval, receipt of Federal Communications Commission and other regulatory approvals, and satisfaction of other customary conditions. Chris-Craft has agreed to vote its BHC stock in favor of the acquisition of BHC by News Corp., and BHC has agreed to vote its UTV stock in favor of the acquisition of UTV by News Corp. The parties anticipate that the transactions will be completed in the first half of 2001.

                                                                     Schedule II

                                     UNITED TELEVISION, INC. AND SUBSIDIARIES
                                         VALUATION AND QUALIFYING ACCOUNTS
                                    FOR THE THREE YEARS ENDED DECEMBER 31, 2000

           Column A                  Column B              Column C             Column D       Column E

                                                          Additions
         Description                 Balance at     Charged to     Charged                     Balance at
                                     Beginning      Costs and      to Other                    End of
                                     of Period      Expenses       Accounts     Deductions     Period

Year ended December 31, 2000:         $1,643         $524           $ ---        $(679)(a)     $1,488
Allowance for doubtful accounts

Year ended December 31, 1999:         $1,645         $344           $---         $(346)(a)     $1,643
Allowance for doubtful accounts

Year ended December 31, 1998:         $1,745         $315           $ ---        $(415)(a)     $1,645
Allowance for doubtful accounts


(a)  Accounts written off, net of recoveries.

Quarterly Financial Information (Unaudited)
United Television, Inc. and Subsidiaries
(in thousands of dollars, except per share data)

                                               First      Second       Third      Fourth
                                              Quarter     Quarter     Quarter     Quarter       Year
                                             ---------   ---------   ---------   ---------   ---------
Year Ended December 31, 2000
Net Revenues                                 $  53,939   $  60,011   $  54,230   $  58,501   $ 226,681
Operating income                                12,617      20,487      13,726      17,060      63,890
Net income                                       9,134      15,250      10,225      16,462      51,071
Net income per share:
   Basic                                     $     .96   $    1.60   $    1.07   $    1.73   $    5.37
   Diluted                                   $     .96   $    1.60   $    1.07   $    1.73   $    5.35


Year Ended December 31, 1999
Net Revenues                                 $  44,961   $  53,427   $  51,390   $  59,968   $ 209,746
Operating income                                10,368      18,984      14,340      17,584      61,276
Net income                                       8,068      13,237      10,882      11,542      43,729
Net income per share:
   Basic                                     $     .86   $    1.41   $    1.16   $    1.22   $    4.64
   Diluted                                   $     .86   $    1.40   $    1.15   $    1.21   $    4.62


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          To be provided by amendment.

ITEM 11.  EXECUTIVE COMPENSATION.

          To be provided by amendment.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The management of UTV has been informed that, as of February 28, 2001, the persons and groups identified in Table 1 below, including all directors, nominees for director, executive officers and all owners known to UTV of more than 5% of its Common Stock, owned beneficially, within the meaning of Securities and Exchange Commission ("SEC") Rule 13d-3, the shares of UTV Common Stock reflected in such table. Except as reflected in Tables II and III, as of February 28, 2001, each director or executive officer of UTV disclaims beneficial ownership of securities of any parent or subsidiary of UTV. Except as otherwise specified, the named beneficial owner claims sole investment and voting power as to the securities reflected in the tables.

                  I. BENEFICIAL OWNERSHIP OF UTV COMMON STOCK

                                                                                        Number           Percent
  Beneficial owner                                                                   of shares (1)      of class
  Laurey J. Barnett(2)....................................................              28,159              0.3%
  John L. Eastman.........................................................              11,500              0.1%
  James D. Hodgson(3).....................................................               4,000               *
  Garth S. Lindsey (4) (5)................................................              42,694              0.4%
  Thomas L. Muir(6).......................................................              10,146              0.1%
  Norman Perlmutter.......................................................              11,500              0.1%
  Howard F. Roycroft......................................................               3,100               *
  Herbert J. Siegel.......................................................                   -               *
  John C. Siegel(4).......................................................             195,860              2.1%
  Evan C Thompson(4)......................................................              35,000              0.4%
  All UTV directors and executive officers as a group, including those named           305,751              3.2%
      above (10 persons) (4) .............................................
  Chris-Craft Industries, Inc.                                                       5,509,027             57.9%
      (through BHC Communications, Inc., a majority owned subsidiary)
         767 Fifth Avenue, New York, New York 10153
  Gabelli Funds, LLC, GAMCO Investors, Inc., Gemini Capital Management Ltd.,         1,617,071             17.0%
      Gabelli International Limited, Gabelli International II Limited,
      Gabelli Fund, LDC and Mario J. Gabelli
      One Corporate Center, Rye, New York 10580(7)........................


     * Less than 0.1%.

     (1) Includes with respect to the following directors the indicated numbers of shares issuable on exercise of options previously granted under the 1995 Director Stock Option Plan: John L. Eastman, 5,000; James D. Hodgson, 3,000; Norman Perlmutter, 5,000; Howard F. Roycroft, 3,000.

     (2) Ownership includes 18,000 shares issuable pursuant to currently exercisable stock options.

     (3) Voting and investment power are shared with the director's wife as to 1,000 shares.

     (4) As of December 31, 2000, (a) the Trustee of the Chris-Craft/UTV Employees' Stock Purchase Plan (the "Stock Purchase Plan") held 209,070 shares of UTV Common Stock (representing 2.2% of the outstanding shares at February 28,
2001), and (b) the Trustees under the UTV Profit Sharing Plan (the "Profit Sharing Plan") held 10,000 shares of UTV Common Stock (representing less than 1% of the outstanding shares at February 28, 2001).

A committee appointed by the Board of Directors of Chris-Craft to administer the Stock Purchase Plan is empowered to direct voting of the shares held by the Trustee under that plan, and the Trustees under the Profit Sharing Plan are empowered to vote and dispose of the shares held by that plan. John C. Siegel and another Chris-Craft executive officer are the members of the committee administering the Stock Purchase Plan, and Garth S. Lindsey, John C. Siegel, and Evan C Thompson are the Trustees of the Profit Sharing Plan. The numbers of shares set forth in the table with respect to each executive officer, other than John C. Siegel, include, with respect to the Stock Purchase Plan, only shares vested as of December 31, 2000. The numbers of shares set forth with respect to John C. Siegel and all UTV directors and executive officers as a group include all shares held in the Stock Purchase Plan and the Profit Sharing Plan as of December 31, 2000, and the numbers of shares set forth respecting Garth S. Lindsey and Evan C Thompson include the number of shares held in the Profit Sharing Plan as of such date.

     (5) Ownership includes 18,200 shares issuable pursuant to currently exercisable stock options. Voting Power and disposition power is shared with the executive officer's wife as to 5,727 shares held in a family trust.

     (6) Ownership includes 6,800 shares issuable pursuant to currently exercisable stock options.

     (7) Voting power is disclaimed as to 17,000 shares.
Information is furnished in reliance on Amendment No. 18 to Schedule 13D of the named owners dated February 2, 2001, filed with the SEC.


                 II. BENEFICIAL OWNERSHIP OF CHRIS-CRAFT STOCK

                                             1.40 Convertible            Class B Common
                                          Preferred Stock (1)(2)         Stock (1)(2)(3)         Common Stock (2)(4)
                                          ----------------------     -----------------------    --------------------
                                            Number      Percent        Number       Percent      Number      Percent
Beneficial Owner                          of Shares    of class      of Shares      of class    of Shares   of class
Laurey J. Barnett....................           --        --                --         --           15,726      *
John L. Eastman.....................            --        --                --         --               --     --
James D. Hodgson....................            --        --                --         --               --     --
Garth S. Lindsey....................            --        --                --         --              616      *
Thomas L. Muir......................            --        --                --         --              515     --
Norman Perlmutter(5)................            --        --             6,822          *           62,799      *
Howard F. Roycroft..................            --        --                --         --               --     --
Herbert J. Siegel(6)................       142,569        61.3%      5,019,030         44.9%     7,090,407     20.6%
John C. Siegel(7)...................            --        --           878,798         11.3%     1,693,835      6.0%
Evan C Thompson(8)..................            --        --           779,362         10.0%     1,697,449      6.0%
 All UTV directors and executive           142,569        61.3%      6,547,124         58.5%    10,341,964     28.4%
officers as a group, including those
named above (10 persons) (9)........

* Less than 1%.

     (l) Each share of Chris-Craft $1.40 Convertible Preferred Stock is convertible into 11.97643 shares of Chris-Craft Common Stock and 23.95286 shares of Chris-Craft Class B Common Stock, except that if such share of Chris-Craft $1.40 Convertible Preferred Stock was transferred after November 10, 1986 other than to a Permitted Transferee, as defined in Chris-Craft's certificate of incorporation, such share is convertible into 35.92929 shares of Chris-Craft Common Stock. Each share of Chris-Craft Class B Common Stock is convertible into one share of Chris-Craft Common Stock.

     (2) At December 31, 2000, the Trustee of the Stock Purchase Plan held 281,139 shares of Chris-Craft Class B Common Stock and 687,839 shares of Chris-Craft Common Stock (representing 3.6% and 2.5% of the outstanding shares of the respective classes at February 28, 2001). The numbers of shares set forth in the table with respect to each executive officer, other than John C. Siegel, include, with respect to the Stock Purchase Plan, only shares vested at December 31, 2000. The numbers of shares set forth in the table with respect to John C. Siegel and all directors and executive officers as a group include all shares held in the Stock Purchase Plan as of December 31, 2000. If, at February 28, 2001, the shares of Chris-Craft Class B Common Stock held in the Stock Purchase Plan at December 31, 2000 had been converted, and the Chris-Craft Common Stock issuable upon such conversion had been added to the Chris-Craft Common Stock then held in the Stock Purchase Plan, the shares of Chris-Craft Common Stock then held in the Stock Purchase Plan would represent 3.5% of the Chris-Craft Common Stock that would have been outstanding.

     (3) Includes shares of Chris-Craft Class B Common Stock issuable upon conversion of the Chris-Craft $1.40 Convertible Preferred Stock reflected in the table opposite the identified person or group. In accordance with SEC rules, the percentages shown have been computed assuming that the only shares converted are those shares reflected opposite the identified person or group.

     (4) Includes shares of Chris-Craft Common Stock issuable upon conversion of the Chris-Craft $1.40 Convertible Preferred Stock and the Chris-Craft Class B Common Stock reflected in the table opposite the identified person or group. In accordance with SEC rules, the percentages shown have been computed assuming that the only shares converted are those shares reflected opposite the identified person or group.

     (5) Ownership includes 29,835 shares of Chris-Craft Common Stock issuable on exercise of options previously granted under Chris-Craft's 1994 Director Stock Option Plan.

     (6) Ownership includes 358,214 shares of Chris-Craft Common Stock issuable pursuant to a currently exercisable stock option and excludes 74,218 shares of Chris-Craft Class B Common Stock owned by Mr. Siegel's wife and 38,842 shares of Class B Chris-Craft Common Stock held by her as trustee.

     (7) Ownership includes 120,232 shares of Chris-Craft Common Stock issuable pursuant to currently exercisable stock options.

     (8) Ownership includes 359,037 shares of Chris-Craft Common Stock issuable pursuant to currently exercisable stock options and 2,351 shares of Chris-Craft Common Stock held by the Evan C Thompson Foundation.

     (9) Ownership includes all shares held in the Stock Purchase Plan as of December 31, 2000 (see Note 2). Of the shares held in the Stock Purchase Plan, 134,676 shares of Chris-Craft Class B Common Stock and 588,884 shares of Chris-Craft Common Stock were held for the accounts of employees other than directors or executive officers of UTV.

     III. BENEFICIAL OWNERSHIP OF BHC CLASS A COMMON STOCK

                                           Number
Beneficial Owner                        of Shares(1)

Laurey J. Barnett                           --
John L. Eastman                             --
James D. Hodgson                            --
Garth S. Lindsey                            --
Thomas L. Muir                              --
Norman Perlmutter                           --
Howard F. Roycroft                          --
Herbert J. Siegel                          229
John C. Siegel                              --
Evan C Thompson                             --

All UTV directors and executive
officers as a group, including
those named above (10 persons)(1)          229

________________
(1) Each amount shown represents less than 1% of the class.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         To be provided by amendment.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:
          (1) The financial statements, financial statement schedule, and quarterly financial information included in Item 8.
          (2) Exhibits listed in the Exhibit Index, including the compensatory plans listed below:
               * Benefit Equalization Plan
               * 1988 Stock Option Plan
               * 1999 Stock Option Plan

     (b) The registrant filled reports on Form 8-K during the last quarter of the period covered by this report, as follows:

                              Items
     Date                     Reported
     ----                     ----------
     November 16, 2000        5,7
     December 12, 2000        5,7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2001              UNITED TELEVISION, INC.
                                   (Registrant)

                                   By:  EVAN C THOMPSON
                                        Evan C Thompson
                                        President and Chief
                                        Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature and Title                         Date


         JOHN C. SIEGEL                              March 21, 2001
         John C. Siegel
         Chairman and Director


         EVAN C THOMPSON                             March 21, 2001
         Evan C Thompson
         President, Chief Executive
           Officer and Director
           (principal executive
           officer)


         GARTH S. LINDSEY                            March 21, 2001
         Garth S. Lindsey
         Executive Vice President,
           Chief Financial Officer
           and Secretary (principal
           financial and accounting
           officer)


         JOHN L. EASTMAN                             March 21, 2001
         John L. Eastman
         Director

         JAMES D. HODGSON                            March 21, 2001
         James D. Hodgson
         Director


         NORMAN PERLMUTTER                           March 21, 2001
         Norman Perlmutter
         Director


         HOWARD F. ROYCROFT                          March 21, 2001
         Howard F. Roycroft
         Director


         HERBERT J. SIEGEL                           March 21, 2001
         Herbert J. Siegel
         Director

                                 EXHIBIT INDEX

Incorporated by                                       Exhibit No.               Exhibit
Reference to:

Exhibit 3(a) [1]                                          3.1                   Restated Certificate of Incorporation

Exhibit 3.2 [5]                                           3.2                   Restated By-Laws

Exhibit A to registrant's Proxy                          10.1                   1988 Stock Option Plan
Statement dated March 23, 1988 (File
No. 1-8411)

Exhibit 10(a)(1) [4]                                     10.2                   Amendment No. 1 thereto

Exhibit 10(i) [2]                                        10.3                   Employment Agreement, dated January
                                                                                1, 1981, between registrant and
                                                                                Garth S. Lindsey, as amended

Exhibit 10(m) [2]                                        10.4                   Employment Agreement, dated January
                                                                                1, 1981, between registrant and
                                                                                Thomas L. Muir, as amended

Exhibit 10(s) [3]                                        10.5                   Benefit Equalization Plan of
                                                                                registrant

Exhibit 10.10 [5]                                        10.6                   Tax Sharing Agreement, between UTV
                                                                                and BHC dated October 21, 1996,
                                                                                effective January 1, 1995

Exhibit 10.1 [6]                                         10.7                   Asset Purchase Agreement, dated
                                                                                November 11, 1997, between
                                                                                registrant, SKMD Broadcasting
                                                                                Partnership and Silver King
                                                                                Broadcasting of Maryland, Inc. and
                                                                                Amendment No. 1 thereto

Exhibit A to registrant's Proxy                          10.8                   1999 Stock Option Plan
Statement dated March 31, 1999 (File
No. 1-8411)

Exhibit 10.1 [7]                                         10.9                   Asset Purchase Agreement, dated
                                                                                October 7, 1997, between registrant
                                                                                and Rainbow Broadcasting Limited
                                                                                Partnership

Exhibit 10.10 [7]                                        10.10                  United Television, Inc. Special
                                                                                Severance Plan

Exhibits 2.1, 10.1 and 10.2 [8]                          10.11                  Agreement and Plan of Merger dated
                                                                                August 13, 2000 among UTV, The News
                                                                                Corporation Limited, News Publishing
                                                                                Australia Limited and Fox Television
                                                                                Holding, Inc.; Voting Agreement
                                                                                dated August 13, 2000 among The News
                                                                                Corporation Limited, News Publishing
                                                                                Australia Limited and BHC; and
                                                                                Irrevocable Proxy to Vote Common
                                                                                Stock of UTV dated August 13, 2000.


                   *                                      21                    Subsidiaries of registrant

                   *                                      23                    Consent of Pricewaterhouse-Coopers
                                                                                LLP

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

     [3] Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

     [4] Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

     [5] Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     [6] Registrant's report on Form 8-K dated February 12, 1998

     [7] Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     [8] Registrant's report on Form 8-K dated August 23, 2000.