Form 10-K405/A
period 2000-12-31
UNITED TELEVISION INC
filed 2001-04-25
CIK 352942

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                Amendment No. 1 to
                                    FORM 10-K

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

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information relating to UTV's directors, as of February 28, 2001, is set forth below. Information relating to UTV's executive officers is set forth in Part I under the caption Executive Officers of the Registrant.


                                                                                      AGE,        HAS SERVED
                           OTHER POSITIONS WITH CHRIS-CRAFT, PRINCIPAL OCCUPATION  FEBRUARY 28,   AS DIRECTOR
            NAME                          AND CERTAIN OTHER DIRECTORSHIPS             2001           SINCE
            ----           ------------------------------------------------------  ------------   -----------
Term expiring 2003
Norman Perlmutter........  Chairman of the Board of Managers, Perlmutter                67             1988
                             Investment Co., real estate investments;
                             Director, Chris-Craft(1) and Prime Retail, Inc.
Howard F. Roycroft.......  Of Counsel, Hogan & Hartson, Washington, D.C.                70             1982
                             law firm

Term expiring 2002
John C. Siegel...........  Chairman of the Board, UTV, and President, UTV               48             1981
                             of San Francisco, Inc. ("UTV-SF")(2); Executive
                             Vice President, Chris-Craft; Director,
                             Chris-Craft and BHC(3)
Evan C Thompson..........  President and Chief Executive Officer, UTV;                  58             1983
                             Executive Vice President, Chris-Craft, and
                             President, Television Division; Director,
                             Chris-Craft

Term expiring 2001
John L. Eastman..........  Partner, Eastman & Eastman, New York City law                61             1985
                             firm; Director, BHC
James D. Hodgson.........  Director, Korea Investment mutual fund of                    85             1981
                             Alliance Capital Management Corp., Advisory
                             Director, Aurora Capital Group, former
                             Secretary of Labor and United States
                             Ambassador to Japan
Herbert J. Siegel........  Chairman of the Board and President,                         72             1981
                             Chris-Craft; Chairman of the Board and Chief
                             Executive Officer, BHC
---------------

(1) UTV is a majority owned subsidiary of BHC, which is a majority owned subsidiary of Chris-Craft. Chris-Craft is prinicipally engaged in television broadcasting through BHC.

(2) UTV-SF, a wholly owned subsidiary of UTV, owns television station KBHK in San Francisco.

(3) BHC, the immediate parent of UTV, is principally engaged in the television broadcasting business.

     The principal occupation of each of the directors for the past five years is stated in the foregoing table.

     John C. Siegel is a son of Herbert J. Siegel.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

     UTV's directors and executive officers are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in beneficial ownership of UTV equity securities with the SEC. Copies of those reports must also be furnished to UTV. Based solely on a review of the copies of reports furnished to UTV and written representations that no Forms 5 were required, UTV believes that during 2000 all filing requirements applicable to directors and executive officers were timely complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all plan and non-plan compensation paid to the named individuals for services rendered in all capacities to UTV and its subsidiaries during the three years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                       COMPENSATION
                                                                       ------------
                                                                          AWARDS
                                                                       ------------
                                              ANNUAL COMPENSATION(1)    SECURITIES
                                              ----------------------    UNDERLYING       ALL OTHER
    NAME AND PRINCIPAL POSITION       YEAR    SALARY ($)   BONUS ($)    OPTIONS(#)    COMPENSATION($)
    ---------------------------       ----    ----------   ---------    ----------    ---------------

Evan C Thompson(2).................  2000           0             0       --
  President and Chief Executive      1999           0             0       --                   --
  Officer                            1998           0             0       --                   --

Garth S. Lindsey...................  2000     190,000       266,000       --                54,802(3)
  Executive Vice President, Chief    1999     185,000       197,000       9,300             68,328
  Financial Officer and Secretary    1998     180,000       170,000       --                32,607

Laurey J. Barnett..................  2000     190,000       205,000       --                44,822(4)
  Vice President and                 1999     185,000       180,000       9,000             63,185
  Director of Programming            1998     180,000       155,000       --                30,124

Thomas L. Muir.....................  2000     128,000       130,000       --                22,409(5)
  Treasurer and Controller           1999     124,000       114,000       5,700             36,573
                                     1998     120,000        98,000       --                10,095
---------------

     (1) Excludes automobile allowance of $800 per month paid to Messrs. Lindsey and Muir and Ms. Barnett, and perquisites and other personal benefits aggregating less than the lesser of $50,000 or 10% of total annual salary and bonus reported for the named person.

     (2) Mr. Thompson receives no regular compensation from UTV and received no compensation from UTV between 1998 and 2000. Since 1986, UTV has paid Chris-Craft a management fee at the rate of $400,000 per year, which fee was determined by agreement between Chris-Craft and UTV, primarily for the executive management services of certain Chris-Craft senior officers to UTV. Beginning with 1994, UTV has also paid BHC subsidiary KCOP Television, Inc. a management fee, which was $1,950,000 in 1998, $1,750,000 in 1999, and $1,750,000 in 2000 to
reimburse KCOP for expenses incurred, attributable to the compensation and related expense paid by KCOP to its executive and support staff for the portion of their services which constitutes executive management services to UTV. Chairmans and directors fees otherwise payable to Messrs. Herbert J. Siegel and John C. Siegel are paid to Chris-Craft. See Certain Relationships and Related Transactions.

     (3) Reflects UTV contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $18,499 with respect to the Stock Purchase Plan and $36,303 with respect to the Profit Sharing Plan.

     (4) Reflects UTV contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $14,541 with respect to the Stock Purchase Plan and $30,281 with respect to the Profit Sharing Plan.

     (5) Reflects UTV contributions, or accruals under the Benefit Equalization Plan in lieu of contributions and forfeiture allocations, of $5,653 with respect to the Stock Purchase Plan and $16,756 with respect to the Profit Sharing Plan.

        The following table sets forth information concerning each stock option exercise during 2000 by each of the named individuals, along with the year-end value of unexercised options. No stock option was granted to any executive officer during 2000.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                          AT FISCAL YEAR-END(#)         AT FISCAL YEAR-END($)
                       SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
        NAME           ON EXERCISE(#)    REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           ---------------   -----------   -----------   -------------   -----------   -------------
Evan C Thompson             0                 0              0             0                 0               0
Garth S. Lindsey            0                 0         15,100         6,200           368,950          89,000
Laurey J. Barnett           0                 0         15,000         6,000           367,500          87,000
Thomas L. Muir              0                 0          4,900         3,800           108,550          56,550

     The following table illustrates the annual pension benefit that would be payable by UTV (including benefits payable under the Benefit Equalization Plan) upon retirement at age 65 in 2000 to a person in specified compensation and years-of-service classifications.

                               PENSION PLAN TABLE

     Annual pension benefit payable as a life annuity with five years of payments guaranteed.

                                                                YEARS OF SERVICE
                                               ---------------------------------------------------
COMPENSATION                                     15         20         25         30         35
------------                                   -------   --------   --------   --------   --------
$125,000..................................... $ 34,525   $ 46,033   $ 57,541   $ 57,541   $ 57,541
 150,000.....................................   42,025     56,033     70,041     70,041     70,041
 175,000.....................................   49,525     66,033     82,541     82,541     82,541
 200,000.....................................   57,025     76,033     95,041     95,041     95,041
 225,000.....................................   64,525     86,033    107,541    107,541    107,541
 250,000.....................................   72,025     96,033    120,041    120,041    120,041
 300,000.....................................   87,025    116,033    145,041    145,041    145,041
 350,000.....................................  102,025    136,033    170,041    170,041    170,041
 400,000.....................................  117,025    156,033    195,041    195,041    195,041
 450,000.....................................  132,025    176,033    220,041    220,041    220,041

     Benefits under UTV Employees Retirement Plan generally are payable to plan participants on or after age 65. The benefit is calculated as 1.4% of Final Average Compensation not in excess of the individuals Covered Compensation plus 2% of Final Average Compensation in excess of the individuals Covered Compensation multiplied by all years of service not greater than 25 years. Covered Compensation is the average of the Social Security wage bases during the 35 year period ending with the year of the individuals Social Security retirement age. "Final Average Compensation" is the average monthly compensation paid to a participant during the five consecutive calendar years during which such average is highest. Compensation is defined as all compensation, including such items as overtime pay and bonuses, but excluding any amounts paid as contributions to any employee benefit plan or reimbursement for business expenses.

     The credited years of service under the Retirement Plan at February 28, 2001 were: Garth S. Lindsey, 25 years; Laurey J. Barnett, 16 years; Thomas L. Muir, 24 years.

     UTV's Special Severance Plan becomes effective following a change in control as defined in the Plan and covers all full time employees, except those covered by a collective bargaining agreement or those with respect to whom an individual severance arrangement or employment agreement (unless waived) is in effect as of the change in control. Under the plan, each of Messrs. Lindsey and Muir is entitled to a lump sum severance payment equal to three times his annual compensation and continuation of his health and life insurance benefits for 36 months from termination of employment, if UTV terminates his employment without cause, or he terminates his employment with UTV for good reason (as the terms are defined in the plan), within 36 months after a change in control of UTV. The plan provides for a severance payment equal to 2.5 times her annual compensation and continuation of health and life insurance benefits for 30 months from termination, if Ms. Barnett's employment is terminated by UTV without cause or her for good reason within 30 months after a change in control of UTV. Upon a termination of employment entitling a covered employee to severance benefits, any unvested stock option held by the employee becomes fully exercisable. Before receiving any benefit under the plan, the employee must release UTV from all claims relating to the employees employment with UTV.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Salaries for 2000 for the executive officers named in the Summary Compensation Table were fixed by the Board of Directors, upon recommendation of the Compensation Committee, at the end of the prior fiscal year, based on a subjective perception of salaries paid by comparable companies for comparable positions, and their bonuses were based on subjective assessments of the executive officers success at fulfilling the duties and responsibilities of their respective positions and the particular tasks assigned to them. The Compensation Committee generally adopts recommendations of the Chairman and the CEO, who base their recommendations on past salary levels and their perception of the quality of the respective performances of the executive officers and attempt to match total base salaries and bonuses with their perception of compensation levels at a small number of entertainment companies of which they have knowledge and which they consider comparable to UTV. The Chairman and the CEO assess executive officer performance in terms of normal responsibilities, assumption of extra responsibilities and additional work related to special projects. No relative weight was assigned to any of the foregoing factors.


                JAMES D. HODGSON               NORMAN PERLMUTTER

PERFORMANCE CHART

     The following chart compares cumulative total shareholder return for UTV, the Standard & Poors ("S&P") 500 Stock Index and the S&P Broadcast-500 index, assuming the investment of $100 in each in December 1995 and the monthly reinvestment of dividends. The performance shown on the chart is not necessarily indicative of future performance.

                                  S&P          BROADCAST (TV,
                UTV          500 INDEX       RADIO, CABLE)
            -----------      ----------      --------------
Dec95         100.00           100.00           100.00
Dec96          95.97           122.96            81.97
Dec97         116.41           163.98           134.86
Dec98         129.47           210.85           209.22
Dec99         158.23           255.21           365.48
Dec00         131.72           231.98           263.93



     Pursuant to SEC rules, the material under the captions Board Compensation Committee Report on Executive Compensation and Performance Chart is not to be deemed "filed" with the SEC.

COMPENSATION OF DIRECTORS

     Each director who is not a UTV employee receives a retainer of $35,000 per year, except that the Chairman's fee is $85,000, plus $7,500 per annum for service on each of the Audit Committee, the Compensation Committee, the Investment Committee, and the Retirement Board, which administers the Employees Retirement Plan. Pursuant to the 1995 Director Stock Option Plan, each director who is not a UTV employee is granted, on each annual meeting date, a five-year option to purchase 1,000 shares of UTV Common Stock at a price per share equal to the market price on the date of grant.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2000, UTV and BHC together engaged in the joint production with third parties of original television programming. UTV and BHC have entered into a tax sharing agreement, pursuant to which state income tax returns will be filed on a combined basis, but the incidence of tax will be borne, as between UTV and BHC, as if UTV had filed as a stand-alone entity.

     During each of the three years beginning in 1998, UTV paid to Chris-Craft the UTV Chairmans fee of $85,000 that otherwise would have been payable to John
C. Siegel and the directors fee of $35,000 that otherwise would have been payable to Herbert J. Siegel had they not been employed by Chris-Craft.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2001
                                   UNITED TELEVISION, INC.
                                   (Registrant)

                                   By:  GARTH S.LINDSEY
                                        Garth S. Lindsey
                                        Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature and Title                         Date


         JOHN C. SIEGEL*                             April 19, 2001
         John C. Siegel
         Chairman and Director


         EVAN C THOMPSON*                            April 19, 2001
         Evan C Thompson
         President, Chief Executive
           Officer and Director
           (principal executive
           officer)


         GARTH S. LINDSEY*                           April 19, 2001
         Garth S. Lindsey
         Executive Vice President,
           Chief Financial Officer
           and Secretary (principal
           financial and accounting
           officer)


         JOHN L. EASTMAN*                            April 19, 2001
         John L. Eastman
         Director

         JAMES D. HODGSON*                           April 19, 2001
         James D. Hodgson
         Director


         NORMAN PERLMUTTER*                          April 19, 2001
         Norman Perlmutter
         Director


         HOWARD F. ROYCROFT                          April 19, 2001
         Howard F. Roycroft
         Director

         HERBERT J. SIEGEL*                          April 19, 2001
         Herbert J. Siegel
         Director

*By Garth S. Lindsey, attorney-in-fact.