Form 10-Q
period 2001-03-31
UNITED TELEVISION INC
filed 2001-05-15
CIK 352942

PAGE 1


                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC  20549

                                FORM 10-Q


(MARK ONE)
/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001
                                        --------------

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

As of May 8, 2001, there were 9,560,953 shares of the registrant's common stock outstanding.

Page 2

                    PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------

               UNITED TELEVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       (Unaudited - in thousands)
                                                   March 31,    December 31,
                                                     2001           2000
                                                 ------------   ------------
ASSETS
------
Current Assets:
   Cash and cash equivalents                     $   136,036    $   119,927
   Marketable securities                             120,781        115,912
   Accrued interest receivable                         1,141          1,393
   Accounts receivable, net                           39,893         48,013
   Film contract rights                               38,990         39,482
   Deferred tax assets                                 6,037          6,158
   Prepaid expenses and other
      current assets                                   2,733          2,122
                                                 -----------    -----------
      Total current assets                           345,611        333,007
                                                 -----------    -----------
Other Investments                                     38,213         38,234
                                                 -----------    -----------
Film Contract Rights, noncurrent                      18,016          9,912
                                                 -----------    -----------
Property and Equipment, net                           31,677         32,217
                                                 -----------    -----------
Intangible Assets, net                               137,059        138,038
                                                 -----------    -----------
Other Assets                                           3,102          2,240
                                                 -----------    -----------
                                                 $   573,678    $   553,648
                                                 ===========    ===========




LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
   Film contracts payable                        $    39,177    $    39,403
   Accounts payable                                    2,254          2,639
   Accrued expenses                                   32,144         34,128
   Income taxes payable                               14,033         10,342
                                                 -----------    -----------
      Total current liabilities                       87,608         86,512
                                                 -----------    -----------
Film Contracts Payable after One Year                 46,576         35,831
                                                 -----------    -----------
Deferred tax liabilities                               1,918          1,918
                                                 -----------    -----------


Shareholders' Investment:
   Preferred stock $1.00 par value                         -              -
   Common stock $.10 par value                           953            952
   Additional paid-in capital                         12,273         11,290
   Retained earnings                                 423,769        416,750
   Accumulated other comprehensive income                581            395
                                                 -----------    -----------
                                                     437,576        429,387
                                                 -----------    -----------
                                                 $   573,678    $   553,648
                                                 ===========    ===========

The accompanying notes to condensed consolidated financial statements are an integral part of these balance sheets.

Page 4

                   UNITED TELEVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)
                                                        For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          2001         2000
                                                        --------     --------
Net Revenues                                            $ 50,565     $ 53,939
                                                        --------     --------

Expenses:
   Operating                                              23,473       23,368
   Selling, general and administrative                    19,179       17,954
                                                        --------     --------
                                                          42,652       41,322
                                                        --------     --------
      Operating income                                     7,913       12,617

Interest and Other Income                                  3,781        2,617
                                                        --------     --------
      Income before income taxes                          11,694       15,234

Income Tax Provision                                      (4,675)      (6,100)
                                                        --------     --------
      Net income                                        $  7,019     $  9,134
                                                        ========     ========

Earnings per Share:
   Basic                                                $    .74     $    .96
   Diluted                                              $    .73     $    .96

Average Number of Common and Common
   Equivalent Shares Outstanding:
   Basic                                                   9,523        9,495
   Diluted                                                 9,551        9,536

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 5

                    UNITED TELEVISION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited - in thousands)
                                                            Three Months
                                                           Ended March 31,
                                                         -------------------
                                                           2001       2000
                                                         --------   --------
Cash Flows from Operating Activities:
   Net income                                            $  7,019   $  9,134
   Adjustments to reconcile net income to net
     cash provided from operating activities:
      Film contract payments                               (8,928)    (9,116)
      Film contract amortization                           11,041     11,007
      Depreciation and other amortization                   2,422      2,178
      Gain on dispositions of investments                    (300)         -
      Changes in assets and liabilities:
         Accounts receivable                                8,120      5,759
         Prepaid and other assets                            (427)       547
         Accounts payable and accrued expenses             (2,369)      (364)
         Income taxes payable                               3,691      5,947
                                                         --------   --------
         Net cash provided from
           operating activities                            20,269     25,092
                                                         --------   --------
Cash Flows from Investing Activities:
   Sales of marketable securities                          10,266          -
   Purchases of marketable securities                     (14,528)    (2,034)
   Purchases of other investments                               -       (678)
   Sale of other investments                                   21          -
   Capital expenditures                                      (903)    (3,234)
                                                         --------   --------
         Net cash used in investing activities             (5,144)    (5,946)
                                                         --------   --------
Cash Flows from Financing Activities:
   Proceeds from exercise of employee stock options           984      1,734
                                                         --------   --------
         Net cash provided from
           financing activities                               984      1,734
                                                         --------   --------

Net Increase in Cash and Cash Equivalents                  16,109     20,880

Cash and Cash Equivalents at Beginning of Period          119,927     31,498
                                                         --------   --------
Cash and Cash Equivalents at End of Period               $136,036   $ 52,378
                                                         ========   ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

Page 6
              UNITED TELEVISION, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

1.   PRINCIPLES OF CONSOLIDATION:

     UTV is a majority owned (57.8% at March 31, 2001) subsidiary of BHC Communications, Inc. (BHC), a majority owned subsidiary of Chris-Craft Industries, Inc. (Chris-Craft).

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

2.   MARKETABLE SECURITIES:

     All of UTV's marketable securities have been categorized as available for sale and as a result are carried at fair market value. At March 31, 2001, of the investments in U.S. Government securities, 77% mature within seven months and all within 18 months. Marketable securities classified by security type are as follows (in thousands):

                                          Gross Unrealized
                                          ----------------
                                  Cost     Gains    Losses  Fair Value
                                --------  -------   ------  ----------
March 31, 2001
  U.S. Government securities    $109,086  $   694   $    -   $109,780
  Equity securities               10,739      406      144     11,001
                                --------  -------   ------   --------
                                $119,825  $ 1,100   $  144   $120,781
                                ========  =======   ======   ========

Page 7
                                         Gross Unrealized
                                         ----------------
                                 Cost     Gains    Losses  Fair Value
                               --------  -------   ------  ----------
December 31, 2000:
  U.S. Government securities   $104,542  $   334   $    8   $104,868
  Equity securities              10,721      591      268     11,044
                               --------  -------   ------   --------
                               $115,263  $   925   $  276   $115,912
                               ========  =======   ======   ========

     The difference between cost and fair value, net of taxes, is reflected as an increase to shareholders' investment in the accompanying balance sheets.

     For purposes of computing realized gains and losses, cost is determined using the specific identification method. For the three months ended March 31, 2001, UTV realized marketable securities gains of $300,000.

3.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for income taxes for the first quarter of 2001 and 2000 totaled $984,000 and $153,000, respectively.

4.   COMPREHENSIVE INCOME:

     Other comprehensive income includes only unrealized gains and losses on marketable securities classified as available for sale (see
Note 2), net of reclassification adjustments for gains included in net income. Comprehensive income is as follows (in thousands):

                                                    Three Months
                                                   Ended March 31,
                                                 -------------------
                                                   2001       2000
                                                 --------   --------

Net income                                       $  7,019   $  9,134
Other comprehensive income, net of taxes              186        242
                                                 --------   --------
Comprehensive income                             $  7,205   $  9,376
                                                 ========   ========

Page 8
5.   COMMITMENTS:

     The aggregate amount payable by UTV under contracts for programming not currently available for telecasting at March 31, 2001, and, accordingly, not included in film contracts payable and the related contract rights in the accompanying Condensed Consolidated Balance Sheets, totaled $89,583,000.

     UTV remains obligated for possible future consideration relating to the 1999 purchase of UHF station WRBW in Orlando, Florida of up to $25,000,000.

6.   PENDING MERGER:

     As reported in UTV's Current Report on Form 8-K, dated August 23, 2000, UTV, BHC and Chris-Craft have each agreed to be acquired by The News Corporation Limited ("News Corp.") for consideration consisting of cash and News Corp. American depositary preferred shares. Subject to limitations set forth in the respective merger agreements, UTV, BHC and Chris-Craft stockholders may elect to receive the consideration as all cash, all stock or a combination thereof. Shareholders of each of UTV, BHC and Chris-Craft approved the mergers at a special meeting of shareholders held on April 24, 2001. The only matter considered at the UTV special meeting was the approval and adoption of the Agreement and Plan of Merger dated August 13, 2001, as amended, among UTV, News Corp., News Publishing Australia Limited and Fox Television Holdings, Inc.
This matter was approved, with the following votes cast:

            For             8,641,520
            Against           182,766
            Withheld            6,196
            Broker non-votes      -0-

     Consummation of each transaction is subject to receipt of Federal Communications Commission approvals and satisfaction of other customary conditions. The parties anticipate that the transactions will be completed in the first half of 2001.

Page 9
              UNITED TELEVISION, INC. AND SUBSIDIARIES

Item 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           ------------------------------------

Liquidity and Capital Resources
-------------------------------

     UTV's operating cash flow is generated primarily by its television broadcasting operations and generally parallels the earnings of UTV television stations, adjusted to reflect the difference between film contract payments and film contract amortization. The relationship between such payments and amortization may vary greatly between periods (amortization exceeded payments by $2,113,000 in the first quarter of 2001, and by $1,891,000 in the first quarter of 2000) and is dependent upon the mix of programs aired and payment terms of the stations' contracts. UTV stations generated substantial cash flow in the first quarter of 2001, and are expected to do the same for the full year. With its considerable cash and marketable securities balances, UTV continues to be well positioned to deal effectively with uncertainties that may arise in the television broadcasting industry or economic environment.

     UTV's cash flow is augmented by interest and dividend income associated with its cash and marketable securities. UTV's cash flow from operations for the first quarter of 2001 totaled $20,269,000, and cash and marketable securities increased $20,978,000 to $256,817,000 at March 31, 2001. UTV remains obligated for possible future consideration relating to the 1999 purchase of WRBW in Orlando, Florida of up to $25,000,000.

     Working capital increased $11,508,000 during the first quarter of 2001 to $258,003,000 at March 31, 2001. Working capital at March 31, 2001 remains substantially in excess of UTV's normal operating requirements.

     UTV regularly makes current commitments for programming that will not be available for telecasting until future dates and had commitments for payments for such programming totaling $89,583,000 at March 31, 2001. UTV expects to continue to satisfy these commitments in the ordinary course of business.

     UTV's Board of Directors has from time to time authorized the purchase of UTV common shares. At March 31, 2001, purchase of an additional 721,249 shares was so authorized. From January 1, 1999, through March 31, 2001, 8,400 shares were purchased for an aggregate cost of $828,000. No shares were purchased during the first quarter of 2001 and UTV's merger agreement with News Corp. (see Note 6) prohibits any such purchases while the agreement is in effect.

     UTV's commitments for capital expenditures at March 31, 2001 were not material in relation to UTV's financial position. UTV's stations are continuing the process of converting to digital television (DTV). This conversion requires the purchase of digital transmitting equipment to telecast over a newly assigned frequency. Four of UTV's seven stations have made the initial conversion to DTV signal transmission. This conversion rollout is expected to take a number of years and will be subject to competitive market conditions. Funds for capital expenditures have generally been provided from operations. UTV expects that future capital expenditures for its present business, including the remaining DTV conversion cost, will be funded from operations or current cash balances. UTV has no present requirement for additional capital.

Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------

     UTV is subject to certain market risk related to its marketable securities holdings, which are all held for other than trading purposes. The table below provides information as of March 31, 2001 about the U.S. Government securities, which are subject to interest rate sensitivity, and the equity securities, which are subject to equity market sensitivity (in thousands):

                                             Cost         Fair Value
                                           --------       ----------
U.S. Government securities                 $109,086        $109,780
Equity securities                            10,739          11,001

     All of UTV's marketable securities have been categorized as available for sale and are comprised substantially of U.S. Government securities, 77% of which mature within seven months and all within 18 months. (See Note 2 of Notes to Condensed Consolidated Financial Statements.)

Results of Operations
---------------------

     UTV's primary source of revenue is the sale to advertisers of time on its seven television stations. First quarter 2001 net income decreased 23% to $7,019,000, or $.74 per basic share ($.73 per diluted share), from $9,134,000, or $.96 per basic and diluted share, in last year's first quarter. Weak revenue, coupled with an increase in expenses, accounted for the decrease.

     Consolidated net revenues fell 6% for the quarter to $50,565,000, from $53,939,000 last year. The decrease reflected a 12% decrease in national advertising revenues. The revenue decrease reflected a general weakness in advertiser expenditures throughout the television industry.

     Consolidated operating expenses rose 3%. Program expenses rose only slightly from the prior year quarter. Operating income decreased 37% to $7,913,000, from last year's $12,617,000.

     Interest and other income for the quarter was $3,781,000, compared to $2,617,000 in 2000.


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

               UNITED TELEVISION, INC. AND SUBSIDIARIES
                      PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

    (a) A Form 8-K was filed April 12, 2001. The item numbers reported were 5 and 7.

    (b) A Form 8-K was filed April 24, 2001. The item numbers reported were 5 and 7.



                               SIGNATURE
                               ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   UNITED TELEVISION, INC.
                                        (Registrant)


Date:  May 14, 2001                By:  /s/  Garth S. Lindsey
       ------------                     -----------------------------
                                        Garth S. Lindsey
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)